Form 10QSB
period 2000-06-30
DAZZLING INVESTMENTS INC
filed 2000-08-11
CIK 1096655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-28865


                           DAZZLING INVESTMENTS, INC.
                     --------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                   88-0373061
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    1105 Terminal Way, Suite 202
            Reno, Nevada                                    89502
-----------------------------------------                   -------
(Address of principal executive offices)                  (Zip code

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

       At June 30, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                  June 30, 2000
                                December 31, 1999

                                TABLE OF CONTENTS

                                                                             PAGE
     ACCOUNTANT'S LETTER                                                        1
     ----------------------------------------------------------------------------

     BALANCE SHEET - ASSETS                                                     2
     ----------------------------------------------------------------------------

     BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                       3
     ----------------------------------------------------------------------------

     STATEMENT OF OPERATIONS                                                  4-5
     ----------------------------------------------------------------------------

     STATEMENT OF STOCKHOLDERS' EQUITY                                          6
     ----------------------------------------------------------------------------

     STATEMENT OF CASH FLOWS                                                  7-8
     ----------------------------------------------------------------------------

     NOTES TO FINANCIAL STATEMENTS                                           9-13
     ----------------------------------------------------------------------------

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                                 July 14, 2000
DAZZLING INVESTMENTS, INC.
Las Vegas, Nevada

       I have audited the accompanying Balance Sheets of DAZZLING INVESTMENTS, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996 (inception), to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAZZLING INVESTMENTS, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                 6 Mos. Ending        Year Ended
                                 June 30, 2000      Dec. 31, 1999
                                 -------------      -------------
CURRENT ASSETS                   $           0      $           0
                                 -------------      -------------

         TOTAL CURRENT ASSETS    $           0      $           0
                                 -------------      -------------


OTHER ASSETS                     $           0      $           0
                                 -------------      -------------

         TOTAL OTHER ASSETS      $           0      $           0
                                 -------------      -------------


         TOTAL ASSETS            $           0      $           0
                                 -------------      -------------


    The accompanying notes are an integral part of these financial statements

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 6 Mos. Ending              Year Ended
                                                 June 30, 2000             Dec.31, 1999
                                                 -------------             -------------
CURRENT LIABILITIES

         Officers Advances (Note #8)             $      24,925             $       2,075
                                                 -------------             -------------


TOTAL CURRENT LIABILITIES                        $      24,925             $       2,075
                                                 -------------             -------------

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 2,100,000 shares                                       $       2,100
June 30, 2000 - 2,100,000 shares                 $       2,100

         Additional paid in Capital                          0                         0

         Accumulated loss during
         the development stage                         -27,025                    -4,175
                                                 -------------             -------------


TOTAL STOCKHOLDERS' EQUITY                       $      -24,925            $      -2,075
                                                 -------------             -------------


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                              $           0             $           0
                                                 -------------             -------------


    The accompanying notes are an integral part of these financial statements

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                      3 Mos.Ended     3 Mos.Ended    6 Mos.Ended     6 Mos.Ended
                                       June 30,         June 30,      June 30,         June 30,
                                        2000             1999           2000            1999
                                     -----------      ----------     ----------      -----------
REVENUE                              $         0      $        0     $        0      $         0
                                     -----------      ----------     ----------      -----------


EXPENSES
     General, Selling
     and Administrative              $     1,295      $        0     $   22,850      $       350
                                     -----------      ----------     ----------      -----------


     Total Expenses                  $     1,295      $        0     $   22,850      $       350
                                     -----------      ----------     ----------      -----------

Net Profit/Loss (-)                  $    -1,295      $        0     $  -22,850      $      -350
                                     -----------      ----------     ----------      -----------

Net Loss per share -
 Basic and diluted
 (Note #2)                           $    -.0006      $      NIL     $   -.0109      $    -.0002
                                     -----------      ----------     ----------      -----------


Weighted average
number of common
shares outstanding                     2,100,000       2,100,000      2,100,000        2,100,000
                                     -----------      ----------     ----------      -----------


    The accompanying notes are an integral part of these financial statements

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)


                                                                     Dec.6, 1996
                                     Year Ended       Year Ended     (Inception)
                                     December 31,     December 31,    to June 30,
                                        1999             1998            2000
                                     -----------      -----------     -----------
REVENUE                              $         0      $         0     $         0
                                     -----------      -----------     -----------

EXPENSES
     General, Selling
     and Administrative              $       350      $         0     $    27,025
                                     -----------      -----------     -----------


     Total Expenses                  $       350      $         0     $    27,025
                                     -----------      -----------     -----------

Net Profit/Loss (-)                  $      -350      $         0     $   -27,025
                                     -----------      -----------     -----------

Net Loss per share -
 Basic and diluted
 (Note #2)                           $    -.0002      $       NIL     $    -.0129
                                     -----------      -----------     -----------


Weighted average
number of common
shares outstanding                     2,100,000        2,100,000       2,100,000
                                     -----------      -----------     -----------


    The accompanying notes are an integral part of these financial statements

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        Additional         Accumu-
                           Common         Stock          paid-in            lated
                           Shares         Amount         Capital           Deficit
                          ---------      ---------      ---------       --------------
Balance,
December 31, 1998            21,000      $   2,100      $       0       $       -2,100


September 3, 1999
Changed from no par
value to $0.001                             -2,079         +2,079

September 3, 1999
Forward stock split
100:1                     2,079,000         +2,079         -2,079

Net loss, Year Ended
December 31, 1999                                                               -2,075
                          ---------      ---------      ---------       --------------


Balance,
December 31, 1999         2,100,000      $   2,100      $       0       $       -4,175

Net Loss
January 1, 2000, to
June 30, 2000                                                                  -22,850
                          ---------      ---------      ---------       --------------

Balance,
June 30, 2000             2,100,000      $   2,100      $       0       $      -27,025
                          ---------      ---------      ---------       --------------


    The accompanying notes are an integral part of these financial statements

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                     3 Mos.Ended        3 Mos.Ended     6 Mos.Ended         6 Mos.Ended
                                       June 30,           June 30,        June 30,            June 30,
                                        2000               1999             2000               1999
                                    -------------        --------      --------------       -----------
Cash Flow from
Operating Activities
Net Loss                            $      -1,295        $      0      $      -22,850       $         -350

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                          +1,295               0             +22,850                 +350
                                    -------------        --------      --------------       -----------


Net cash used in
operating Activities                $           0        $      0      $            0             $      0

Cash Flows from
Investing Activities                            0               0                   0                    0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                           0               0                   0                    0
                                    -------------        --------      --------------       -----------


Net increase
(decrease)
in cash                             $           0        $      0             $      0             $      0

Cash, beginning
of period                                       0               0                    0                    0
                                    -------------        --------      --------------       -----------


Cash, end of period                 $           0        $      0             $      0             $      0
                                    -------------        --------      --------------       -----------


    The accompanying notes are an integral part of these financial statements

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)


                                                                     Dec.6, 1996
                                    Year Ended       Year Ended      (Inception)
                                    December 31,     December 31,    to June 30,
                                       1999             1998            2000
                                    -----------       --------       -----------
Cash Flow from
Operating Activities
Net Loss                            $      -350       $      0       $   -27,025

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                          +350              0           +24,925
                                    -----------       --------       -----------

Net cash used in
operating Activities                $         0       $      0       $    -2,100

Cash Flows from
Investing Activities                          0              0                 0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                         0              0            +2,100
                                    -----------       --------       -----------

Net increase
(decrease)
in cash                             $         0       $      0       $         0

Cash, beginning
of period                                     0              0                 0
                                    -----------       --------       -----------

Cash, end of period                 $         0       $      0       $         0
                                    -----------       --------       -----------


    The accompanying notes are an integral part of these financial statements

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2000, and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

       The Company was organized December 6, 1996, under the laws of the State of Nevada as DAZZLING INVESTMENTS, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.


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

       Cash and equivalents

              The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or June 30, 2000.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      June 30, 2000, and December 31, 1999


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

       Loss Per Share

              Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.

       Year End

              The Company has selected December 31st as its year-end.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      June 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Year 2000 Disclosure

              The Y2K issue had no effect on this Company.


NOTE 3 - INCOME TAXES

       There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

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

       Preferred Stock

       The Company has no Preferred Stock.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      June 30, 2000, and December 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY  (CONTINUED)

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

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      June 30, 2000, and December 31, 1999


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


                                     PART II

                                OTHER INFORMATION

Item 1 -       Legal Proceedings .........................................................None

Item 2 -       Changes in the Rights of the Company's
               Security Holders ..........................................................None

Item 3 -       Defaults by the Company on its
               Senior Securities .........................................................None

Item 4 -       Submission of Matter to Vote of Security
               Holders ...................................................................None

Item 5 -       Other Information

              (a) Board Meeting

              The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

              (b) Committees

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

              The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the period then ended.

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

Dated: August 11, 2000                  DAZZLING INVESTMENTS, INC.


                                        By: /S/ Gloria Eck
                                           -------------------------------------
                                           Gloria Eck
                                           President