Form 10QSB
period 2000-09-30
DAZZLING INVESTMENTS INC
filed 2000-11-09
CIK 1096655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-28865


                           DAZZLING INVESTMENTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                    88-0373061
   -------------------------------                     ----------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

    1105 Terminal Way, Suite 202
            Reno, Nevada                                     89502
----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip code

                                       N/A
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At September 30, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                                     PART I

                             FINANCIAL INFORMATION

Item I. Financial Statements


                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
        ACCOUNTANT'S LETTER                                               3

        BALANCE SHEET - ASSETS                                            4

        BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY              5

        STATEMENT OF OPERATIONS                                         6-7

        STATEMENT OF STOCKHOLDERS' EQUITY                                 8

        STATEMENT OF CASH FLOWS                                        9-10

        NOTES TO FINANCIAL STATEMENTS                                 11-15

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                               October 2, 2000
DAZZLING INVESTMENTS, INC.
Las Vegas, Nevada

        I have audited the accompanying Balance Sheets of DAZZLING INVESTMENTS, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996, (inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAZZLING INVESTMENTS, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

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


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                                             9 Mos. Ended   Year Ended
                                                             Sep.30, 2000  Dec.31, 1999
                                                             ------------  ------------
CURRENT ASSETS                                               $          0  $          0
                                                             ------------  ------------

   TOTAL CURRENT ASSETS                                      $          0  $          0
                                                             ------------  ------------

OTHER ASSETS                                                 $          0  $          0
                                                             ------------  ------------

   TOTAL OTHER ASSETS                                        $          0  $          0
                                                             ------------  ------------

   TOTAL ASSETS                                              $          0  $          0
                                                             ------------  ------------



    The accompanying notes are an integral part of these financial statements.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             9 Mos. Ended        Year Ended
                                                             Sep.30, 2000        Dec.31, 1999
                                                             ------------        ------------
CURRENT LIABILITIES
Officers Advances (Note #8)                                  $     26,185        $      2,075
                                                             ------------        ------------

   TOTAL CURRENT LIABILITIES                                 $     26,185        $      2,075
                                                             ------------        ------------


STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 2,100,000 shares                                             $      2,100
September 30, 2000 - 2,100,000 shares                        $      2,100

Additional paid in Capital                                              0                   0

Accumulated deficit during
the development stage                                             (28,285)             (4,175)
                                                             ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY                                $    (26,185)       $     (2,075)
                                                             ------------        ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY                                       $          0        $          0
                                                             ------------        ------------



   The accompanying notes are an integral part of these financial statements.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                           3 Mos. Ended     3 Mos. Ended     9 Mos. Ended     9 Mos. Ended
                             Sep. 30,         Sep. 30,         Sep. 30,          Sep. 30,
                               2000             1999             2000             1999
                            ----------       ----------       ----------       ----------
REVENUE                     $        0       $        0       $        0       $        0
                            ----------       ----------       ----------       ----------

EXPENSES
   General, Selling
   and Administrative       $    1,260       $        0       $   24,110       $      350
                            ----------       ----------       ----------       ----------

   Total Expenses           $    1,260       $        0       $   24,110       $      350
                            ----------       ----------       ----------       ----------

Net Profit/Loss (-)         $   (1,260)      $        0       $  (24,110)      $     (350)
                            ----------       ----------       ----------       ----------

Net Loss per share -
 Basic and diluted
 (Note #2)                  $   (.0006)      $      NIL       $   (.0115)      $   (.0002)
                            ----------       ----------       ----------       ----------


Weighted average
number of common
shares outstanding           2,100,000        2,100,000        2,100,000        2,100,000
                            ----------       ----------       ----------       ----------



   The accompanying notes are an integral part of these financial statements.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)


                                                                                   Dec. 6, 1996
                                                       Year Ended     Year Ended   (Inception)
                                                      December 31,   December 31,   to Sep. 30,
                                                          1999           1998          2000
                                                      ------------   ------------  ------------
REVENUE                                               $          0   $          0   $          0
                                                      ------------   ------------   ------------
EXPENSES
   General, Selling
   and Administrative                                 $        350   $          0  $     28,285
                                                      ------------   ------------  ------------

   Total Expenses                                     $        350   $          0  $     28,285
                                                      ------------   ------------  ------------

Net Profit/Loss (-)                                   $       (350)  $          0  $    (28,285)
                                                      ------------   ------------  ------------

Net Loss per share -
 Basic and diluted
 (Note #2)                                            $     (.0002)  $        NIL  $     (.0135)
                                                      ------------   ------------  ------------


Weighted average
number of common
shares outstanding                                       2,100,000      2,100,000     2,100,000
                                                      ------------   ------------  ------------



   The accompanying notes are an integral part of these financial statements.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                           Additional        Accumu-
                           Common          Stock            paid-in          lated
                           Shares          Amount           Capital          Deficit
                          ---------       ---------        ---------        ---------
Balance,
December 31, 1998            21,000       $   2,100        $       0        $  (2,100)

September 3, 1999
Changed from no par
value to $0.001                              (2,079)           2,079

September 3, 1999
Forward stock split
100:1                     2,079,000           2,079           (2,079)

Net loss year ended
December 31, 1999                                                              (2,075)
                          ---------       ---------        ---------        ---------

Balance,
December 31, 1999         2,100,000       $   2,100        $       0        $  (4,175)

Net Loss
January 1, 2000, to
September 30, 2000                                                            (24,110)
                          ---------       ---------        ---------        ---------

Balance,
September 30, 2000        2,100,000       $   2,100        $       0        $ (28,285)
                          ---------       ---------        ---------        ---------



   The accompanying notes are an integral part of these financial statements.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                            3 Mos. Ended    3 Mos. Ended   9 Mos. Ended    9 Mos. Ended
                              Sep. 30,        Sep. 30,       Sep. 30,        Sep. 30,
                                2000            1999           2000            1999
                            ------------    ------------   ------------    ------------
Cash Flow from
Operating Activities
Net Loss                      $ (1,260)       $      0       $(24,110)       $   (350)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                1,260               0         24,110             350
                              --------        --------       --------        --------

Net cash used in
operating Activities          $      0        $      0       $      0        $      0

Cash Flows from
Investing Activities                 0               0              0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                0               0              0               0
                              --------        --------       --------        --------

Net increase/decrease
in cash                       $      0        $      0       $      0        $      0

Cash,
beginning of period                  0               0              0               0
                              --------        --------       --------        --------

Cash,
end of period                 $      0        $      0       $      0        $      0
                              --------        --------       --------        --------



   The accompanying notes are an integral part of these financial statements.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)


                                                            Dec. 6, 1996
                             Year Ended      Year Ended     (Inception)
                             December 31,    December 31,    to Sep. 30,
                                1999            1998            2000
                             ------------    ------------    -----------
Cash Flow from
Operating Activities
Net Loss                        $(350)        $      0       $(28,285)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                  350               0         26,185
                              --------        --------       --------

Net cash used in
operating Activities          $      0        $      0        $(2,100)

Cash Flows from
Investing Activities                 0               0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                0               0          2,100
                              --------        --------       --------

Net increase/decrease
in cash                       $      0        $      0       $      0

Cash,
beginning of period                  0               0              0
                              --------        --------       --------

Cash,
end of period                 $      0        $      0       $      0
                              --------        --------       --------



   The accompanying notes are an integral part of these financial statements.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000, and December 31, 1999


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

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


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

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

        Year End

                The Company has selected December 31st as its year-end.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Year 2000 Disclosure

                The Y2K issue had no effect on this Company.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

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

        Preferred Stock

        The Company has no Preferred Stock.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


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


NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.


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

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


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

Item II.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                The Company has not commenced business activities and has no assets or operations. The Company has had no preliminary negotiations to effectuate a business combination.

                The Company is dependent upon its officers to meet any de minimis costs which it may occur. Gloria Eck, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                                     PART II


                                OTHER INFORMATION

Item 1 -  Legal Proceedings .........................................................     None

Item 2 -  Changes in the Rights of the Company's
          Security Holders ..........................................................     None

Item 3 -  Defaults by the Company on its
          Senior Securities .........................................................     None

Item 4 -  Submission of Matter to Vote of Security
          Holders ...................................................................     None

Item 5 -  Other Information

                (a) Board Meeting

                The board held one meeting during the current quarter, which was a special meeting by written consent.

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

                (b) Other

                The Company has been informed that in the opinion of a member of the staff of the Securities and Exchange Commission, the Rule 144 "absolute" safe harbor, as last amended in Release 33-7759, effective January 24, 2000, 64 F.R. 61382, may not be available to so-called "blank check" or "shell" companies, notwithstanding the legislative mandate contained in said rule. The Rule 144 "absolute" safe harbor provides that any person who sells restricted securities shall be deemed not to be engaged in a distribution of such securities and therefore not an underwriter thereof, if the sale is made in accordance with all of the conditions of the rule. The rule also provides that any person who sells restricted securities on behalf of such person in a control relationship with the issuer shall be deemed not to be engaged in a distribution or sale of securities and therefore not an underwriter thereof, if the sale is made in accordance with all of the conditions of the rule. Responsible officers of the Securities and Exchange Commission and the NASD Regulators, Inc. have purportedly attempted to interpret Rule 144 to limit or eliminate the statutory safe harbor. A request from the NASD Regulators, Inc. for guidance (including a request for an opinion) provided a series of scenarios and the Securities and Exchange Commission's response to the questions proffered created an unjustified dichotomy for treating similarly situated shareholders in different purpose entities holding restricted securities who are not promoters or affiliates that wish to resell restricted or non-restricted securities and comply with the rules promulgated under the Act. Contrary to the mandate and position contained in the Preliminary Note to Rule 144 and the rule itself, the response to the request for guidance seems to advance the position that the rule is not available for resale transactions, regardless of technical compliance, because the resale transactions appear to be designed to distribute or redistribute securities to the public without compliance with the Act. The series of scenarios - hypothetical facts (deemed to be representations) and the response thereto assumed that the selling shareholders are promoters, affiliates and/or underwriters of a "blank check" or "shell" company issuer wherein technical compliance with said rule is not enough.

                The Company has been further informed that the Securities and Exchange Commission will not issue "no action" letters relating to the resale of securities, i.e., a person who has acquired shares of stock in a Section 4(2) transaction under the Securities Act of 1933, as amended, and who offers and sells the restricted securities without complying with Rule 144 is to be put on notice by the Securities and Exchange Commission that in view of the broad remedial purposes of the Securities Act of 1933, as amended, and the public policy which strongly supports registration under said act, that those individuals will have a substantial burden of proof in establishing that an exemption from registration is available for such offers or sales, and that such persons and the brokers of other person who participate in the transaction do so at their own risk. The Company has been informed that any indemnification for liabilities in the opinion of the Securities and Exchange Commission arising from such a transaction may be against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.


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

Dated: November 9, 2000                     DAZZLING INVESTMENTS, INC.


                                            By: /s/ Gloria Eck
                                               ---------------------------------
                                               Gloria Eck
                                               President