Form 10QSB
period 2001-03-31
DAZZLING INVESTMENTS INC
filed 2001-05-14
CIK 1096655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

At March 31, 2001, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                        3
----------------------------------------------------------- -----------------
FINANCIAL STATEMENTS

   BALANCE SHEETS                                                           4

   STATEMENTS OF INCOME                                                     5

   STATEMENTS OF STOCKHOLDERS' EQUITY                                       6

   STATEMENTS OF CASH FLOWS                                                 7

   NOTES TO FINANCIAL STATEMENTS                                         8-10
----------------------------------------------------------- -----------------

                          Independent Auditor's Report


To the Board of Directors
Dazzling Investments, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Dazzling Investments, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2001, the year then ended December 31, 2000 and the period December 6, 1996 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Dazzling Investments, Inc. (A Development Stage Company) as of March 31, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated May 15, 2000 and January 4, 2000, respectively, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dazzling Investments, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2001, the year ended December 31, 2000, and the period December 6, 1996 (inception) through March 31, 2001, in conformity with generally accepted accounting principles.

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

/s/ Kyle L. Tingle

Kyle L. Tingle
Certified Public Accountant

May 4, 2001
Henderson, Nevada

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                   March 31,       December 31,
                                                                     2001              2000
                                                                   --------          --------
                                     ASSETS
CURRENT ASSETS                                                     $      0          $      0
                                                                   --------          --------

        Total current assets                                       $      0          $      0
                                                                   --------          --------

          Total assets                                             $      0          $      0
                                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $  2,239          $      0
  Officers advances (Note 7)                                         27,614            27,539
                                                                   --------          --------

        Total current liabilities                                  $ 29,853          $ 27,539
                                                                   --------          --------

STOCKHOLDERS' EQUITY
  Common stock: $.001 par value;
      authorized 25,000,000 shares;
      issued and outstanding:
      2,100,000 shares at December 31, 2000:                       $                 $  2,100
      2,100,000 shares at March 31, 2001;                             2,100
  Additional Paid In Capital                                              0                 0
  Accumulated deficit during development stage                      (31,953)          (29,639)
                                                                   --------          --------

        Total stockholders' equity                                 $(29,853)         $(27,539)
                                                                   --------          --------

          Total liabilities and
          stockholders' equity                                     $      0          $      0
                                                                   ========          ========


See Accompanying Notes to Financial Statements.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                          DEC. 6, 1996
                                         THREE MONTHS ENDED                     YEARS ENDED             (INCEPTION) TO
                                     MARCH 31,         MARCH 31,       DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                       2001              2000             2000              1999               2001
                                   -----------       -----------       -----------       -----------       -----------
REVENUES                           $         0       $         0       $         0       $         0       $         0

COST OF REVENUE                              0                 0                 0                 0                 0
                                   -----------       -----------       -----------       -----------       -----------

         GROSS PROFIT              $         0       $         0       $         0       $         0       $         0

GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES                2,314            21,555            25,464             2,075            31,953
                                   -----------       -----------       -----------       -----------       -----------
         OPERATING (LOSS)          $    (2,314)      $   (21,555)      $   (25,464)      $    (2,075)      $   (31,953)

NONOPERATING INCOME (EXPENSE)                0                 0                 0                 0                 0
                                   -----------       -----------       -----------       -----------       -----------

  NET (LOSS)                       $    (2,314)      $   (21,555)      $   (25,464)      $    (2,075)      $   (31,953)
                                   ===========       ===========       ===========       ===========       ===========


  NET (LOSS) PER SHARE, BASIC
  AND DILUTED (NOTE 2)             $     (0.00)      $     (0.01)      $     (0.01)      $     (0.00)      $     (0.01)
                                   ===========       ===========       ===========       ===========       ===========

  AVERAGE NUMBER OF SHARES
  OF COMMON STOCK
   OUTSTANDING                       2,100,000         2,100,000         2,100,000         2,100,000         2,100,000
                                   ===========       ===========       ===========       ===========       ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                          ACCUMULATED
                                                                                           (DEFICIT)
                                                                           ADDITIONAL       DURING
                                               COMMON STOCK                 PAID-IN       DEVELOPMENT
                                          SHARES           AMOUNT           CAPITAL          STAGE
                                        ----------       ----------       ----------      ----------
BALANCE, DECEMBER 31, 1998               2,100,000       $    2,100       $        0      $   (2,100)

SEPTEMBER 3, 1999, CHANGED FROM NO
   PAR VALUE TO $.001                                        (2,079)           2,079

SEPTEMBER 3, 1999, FORWARD STOCK
   100:1                                                      2,079           (2,079)

NET (LOSS), DECEMBER 31, 1999                                                                 (2,075)
                                        ----------       ----------       ----------      ----------

BALANCE, DECEMBER 31, 1999               2,100,000       $    2,100       $        0      $   (4,175)

NET (LOSS), DECEMBER 31, 2000                                                                (25,464)
                                        ----------       ----------       ----------      ----------

BALANCE, DECEMBER 31, 2000               2,100,000       $    2,100       $        0      $  (29,639)

NET (LOSS) JANUARY 1, 2001 TO
MARCH 31, 2001                                                                                (2,314)
                                        ----------       ----------       ----------      ----------

BALANCE, MARCH 31, 2001                  2,100,000       $    2,100       $        0      $  (31,953)
                                        ==========       ==========       ==========      ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               DEC. 6, 1996
                                         THREE MONTHS ENDED              YEARS ENDED          (INCEPTION) TO
                                      MARCH 31,      MARCH 31,     DECEMBER 31,  DECEMBER 31,    MARCH 31,
                                        2001           2000           2000           1999          2001
                                      --------       --------       --------       --------      --------
CASH FLOWS FROM
OPERATING ACTIVITIES
    NET (LOSS)                        $ (2,314)      $   (350)      $(25,464)      $  2,075      $(31,953)
    ADJUSTMENTS TO RECONCILE
    NET (LOSS) TO CASH
    (USED IN) OPERATING
    ACTIVITIES:
    CHANGES IN ASSETS
    AND LIABILITIES
    INCREASE IN ACCOUNTS PAYABLE         2,239              0              0              0         2,239
    INCREASE IN OFFICER ADVANCES            75            350         25,464          2,075        27,614
                                      --------       --------       --------       --------      --------

         NET CASH (USED IN)
            OPERATING ACTIVITIES      $      0       $      0       $      0       $      0      $ (2,100)
                                      --------       --------       --------       --------      --------

CASH FLOWS FROM
INVESTING ACTIVITIES                  $      0       $      0       $      0       $      0      $      0
                                      --------       --------       --------       --------      --------

CASH FLOWS FROM
FINANCING ACTIVITIES
    ISSUANCE OF COMMON STOCK                 0              0              0              0         2,100
                                      --------       --------       --------       --------      --------

         NET CASH (USED IN)
            FINANCING ACTIVITIES      $              $      0       $      0       $      0      $  2,100
                                      --------       --------       --------       --------      --------

         NET INCREASE (DECREASE)
            IN CASH                   $      0       $      0       $      0       $      0      $      0

CASH, BEGINNING OF PERIOD                    0              0              0              0      $      0
                                      --------       --------       --------       --------      --------

CASH, END OF PERIOD                   $      0       $      0       $      0       $      0      $      0
                                      ========       ========       ========       ========      ========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000



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

CASH

FOR THE STATEMENTS OF CASH FLOWS, ALL HIGHLY LIQUID INVESTMENTS WITH MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED TO BE CASH EQUIVALENTS. THERE WERE NO CASH EQUIVALENTS AS OF MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000 AND 1999.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000



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

BASIC NET LOSS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING OF 2,100,000 DURING 2001, 2000, 1999, AND SINCE INCEPTION. AS OF DECEMBER 31, 2001, 2000, 1999, AND SINCE INCEPTION, THE COMPANY HAD NO DILUTIVE POTENTIAL COMMON SHARES.


NOTE 3. INCOME TAXES

THERE IS NO PROVISION FOR INCOME TAXES FOR THE PERIOD ENDED MARCH 31, 2001, DUE TO THE NET LOSS AND NO STATE INCOME TAX IN NEVADA, THE STATE OF THE COMPANY'S DOMICILE AND OPERATIONS. THE COMPANY'S TOTAL DEFERRED TAX ASSET AS OF MARCH 31, 2001 IS AS FOLLOWS:

                    NET OPERATING LOSS CARRY FORWARD       $ 31,953

                    VALUATION ALLOWANCE                    $(31,953)
                                                           --------
                    NET DEFERRED TAX ASSET                 $      0

THE NET FEDERAL OPERATING LOSS CARRY FORWARD WILL EXPIRE BETWEEN 2016 AND 2021. THIS CARRY FORWARD MAY BE LIMITED UPON THE CONSUMMATION OF A BUSINESS COMBINATION UNDER IRC SECTION 381.

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

NOTE 6. WARRANTS AND OPTIONS

THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK OF THE COMPANY.

NOTE 7. OFFICERS ADVANCES

THE COMPANY HAS INCURRED COSTS WHILE SEEKING ADDITIONAL CAPITAL THROUGH A MERGER WITH AN EXISTING COMPANY. AN OFFICER OF THE COMPANY HAS ADVANCED FUNDS ON BEHALF OF THE COMPANY TO PAY FOR THESE COSTS. THESE FUNDS HAVE BEEN ADVANCED INTEREST FREE.


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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ................................. None

Item 2 - Changes in the Rights of the Company's
         Security Holders .................................. None

Item 3 - Defaults by the Company on its
         Senior Securities ................................. None

Item 4 - Submission of Matter to Vote of Security
         Holders ........................................... None

Item 5 - Other Information

        (a) Board Meeting

        The board held one meeting during the current quarter, which was a special meeting by written consent.

        (b) Audit Committee

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

Dated: May 11, 2001                    DAZZLING INVESTMENTS, INC.



                                       By:  /S/ Gloria Eck
                                           -------------------------------------
                                           Gloria Eck
                                           President