Form 10QSB
period 2002-03-31
DAZZLING INVESTMENTS INC
filed 2005-05-19
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-28865


                           DAZZLING INVESTMENTS, INC.
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                             88-0373061
   -------------------------------          ----------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)


  6767 W. TROPICANA AVENUE, SUITE 207
         LAS VEGAS, NEVADA                      89103
----------------------------------------      ---------
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (702) 248-1027


                          1105 TERMINAL WAY, SUITE 202
                               RENO, NEVADA 89502
                          ----------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes // No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At March 31, 2002, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements




                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2002
                                DECEMBER 31, 2001

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-7
------------------------------------------------------------------------------


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2002             2001
                                                                                                 -------------     ------------


                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $          85     $         85
               Officers advances (Note 7)                                                               32,078           32,078
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      32,163     $     32,163
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2001:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2002;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (34,263)         (34,263)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (32,163)    $    (32,163)
                                                                                                 -------------     ------------


                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                   Dec. 6, 1996
                                                     Three months ended                            Years Ended   (inception) to
                                                 March 31,        March 31,     December 31,      December 31,        March 31,
                                                      2002             2001             2001              2000             2002
                                            --------------    -------------     ------------     -------------     ------------

       Revenues                             $            0    $           0     $          0     $           0     $          0

       Cost of revenue                                   0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

                  Gross profit              $            0    $           0     $          0     $           0     $          0
       General, selling and
          administrative expenses                        0            2,314            4,624            25,464           34,263
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)          $           (0)   $      (2,314)    $     (4,624)    $     (25,464)    $    (34,263)

       Nonoperating income (expense)                     0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

          Net (loss)                        $           (0)   $      (2,314)    $     (4,624)    $     (25,464)    $    (34,263)
                                            ===============   ==============    =============    ==============    ============


          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $      (0.00)     $     (0.00)      $     (0.01)     $      (0.02)
                                            ==============    =============     ============     =============     ============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000        2,100,000
                                            ==============    =============     ============     =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock                Additional         During
                                                              -------------------------------        Paid-In        Development
                                                                   Shares          Amount            Capital           Stage
                                                              -------------     -------------    -------------     -------------




          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          September 3, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          September 3, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                  (2,075)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (4,175)

          Net (loss), December 31, 2000                                                                                 (25,464)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (29,639)

          Net (loss), December 31, 2001                                                                                  (4,624)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (34,263)

          Net (loss) January 1, 2002 to
          March 31, 2002                                                                                                     (0)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2002                                 2,100,000     $      2,100     $           0     $    (34,263)
                                                              =============     ============     =============     =============



                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                   Dec. 6, 1996
                                                      Three months ended                      Years Ended        (inception) to
                                                 March 31,        March 31,     December 31,     December 31,          March 31,
                                                      2002             2001             2001              2000             2002
                                            --------------    -------------     ------------     -------------     ------------


         Cash Flows From
         Operating Activities
             Net (loss)                     $           (0)   $      (2,314)    $     (4,624)    $     (25,464)    $    (34,263)
             Adjustments to reconcile net
             (loss) to cash (used in)
             operating activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0            2,239               85                 0               85
             Increase in officer advances                0               75            4,539            25,464           32,078
                                            --------------    -------------     ------------     -------------     ------------

                  Net cash (used in)
                     operating activities   $            0    $           0     $          0     $           0     $     (2,100)
                                            --------------    -------------     ------------     -------------     ------------

         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0     $          0
                                            --------------    -------------     ------------     -------------     ------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                0                0                 0            2,100
                                            --------------    -------------     ------------     -------------     ------------

                  Net cash (used in)
                     financing activities   $                 $           0     $          0     $           0     $      2,100
                                            --------------    -------------     ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0     $          0

         Cash, beginning of period                       0                0                0                 0     $          0
                                            --------------    -------------     ------------     -------------     ------------

         Cash, end of period                $            0    $           0     $          0     $           0     $          0
                                            ==============    =============     ============     =============     ============




                 See Accompanying Notes to Financial Statements.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002 and 2001, and December 31, 2001 and 2000.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002, AND DECEMBER 31, 2001



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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of December 31, 2001, 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended March 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2002 is as follows:
                  Net operating loss carry forward      $           34,263
                  Valuation allowance                   $          (34,263)
                                                        -------------------

                  Net deferred tax asset                $                0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002, AND DECEMBER 31, 2001

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

          Dazzling Investments, Inc. (sometimes the "Company") currently has no assets or operations. Since January 1, 1997, we have been in the developmental stage and have had no operations. At the time of formation, we had intended to sell on the Internet jewelry consisting of cubic zirconium stones mounted in various settings. As at December 31, 1996, all funds raised by the sale of shares of $.001 par value common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

          As of the date hereof, the we can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity.

Plan of Operation.

          The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. We have no particular acquisitions in mind and we have not entered into any negotiations regarding such an acquisition.

          We are not a blank-check nor blind pool company.

          The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is
(ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1996, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company. We have not filed a registration statement.

          In addition, since we had a specific business plan and purpose at the time that our shareholders acquired our stock, we are not deemed to be a so-called "blind pool" company, a company that has a detailed plan of business that involves the acquisition of unidentified properties in a specific industry.

          We have been informed that the Securities and Exchange Commission is considering whether to propose amendments to the Form S-8 and the Form 8-K for shell companies like us. The proposed amendments could expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments may prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and may revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity.

Financial Condition.

          Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

          Since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Liquidity and Operational Results.

          The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

          We are dependent upon our officers to meet any de minimis costs that may occur. Gloria Eck, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

          As of March 31, 2002, we had total liabilities of $32,163 and we had a negative net worth of $32,163. As of December 31, 2001, we had total liabilities of $32,163 and a negative net worth of $32,163.

          We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended March 31, 2002. We have a loss from inception through December 31, 2002 of $34,263 and a loss from inception through March 31, 2003 of $34,263.

          We have officer's advances of $32,078 from inception to March 31, 2002. The officer's advances as of December 31, 2001 were $32,078.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk.

          The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

Item 4.  Evaluation of Disclosure on Controls and Procedures.

          Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

          There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .....................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ......................................None

Item 3 - Defaults by the Company on its
         Senior Securities .....................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...............................................None

Item 5 - Other Information

Board Meeting.

          Our board held no meetings during the period covered by this current report.

Audit Committee.

          Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

          Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Item 6 -.Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Certification of Chief Executive Officer.

          31.2 Certification of Chief Financial Officer.

          32.1 Section 906 Certification.

          32.2 Section 906 Certification.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 19, 2005                DAZZLING INVESTMENTS, INC.


                                    By: /s/ GLORIA ECK
                                    ------------------------------
                                    Gloria Eck
                                    President and Chief Executive
                                    Officer and Director

                                    By: /s/ AMY HADLEY
                                    ------------------------------
                                    Amy Hadley
                                    Treasurer and Chief Financial
                                    Officer and Director