Form 10QSB
period 2002-06-30
DAZZLING INVESTMENTS INC
filed 2005-05-20
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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


                                       N/A
                          ----------------------------
                 (Former name, former address and former fiscal year, if changed since last report.)

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

         At June 30, 2002, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements




                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 JUNE 30, 2002
                                DECEMBER 31, 2001

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                             F-2 - F-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                         F-5 - F-6

   Notes to Financial Statements                                    F-7 - F-9
------------------------------------------------------------------------------


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                      June 30,     December 31,
                                                                                                          2002             2001
                                                                                                 -------------     ------------


                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                                                  $       3,375     $         85
               Officers advances (Note 7)                                                               32,078           32,078
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      35,453     $     32,163
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2001:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2002;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (37,553)         (34,263)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (35,453)    $    (32,163)
                                                                                                 -------------     ------------


                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME





                                                     Three months ended                Six months ended
                                                  June 30,         June 30,         June 30,          June 30,
                                                      2002             2001             2002              2001
                                            --------------    -------------     ------------     -------------

       Revenues                             $            0    $           0     $          0     $           0

       Cost of revenue                                   0                0                0                 0
                                            --------------    -------------     ------------     -------------

                  Gross profit              $            0    $           0     $          0     $           0
       General, selling and
          administrative expenses                    3,290            1,061            3,290             3,375
                                            --------------    -------------     ------------     -------------
                  Operating (loss)          $       (3,290)   $      (1,061)    $     (3,290)    $      (3,375)

       Nonoperating income (expense)                     0                0                0                 0
                                            --------------    -------------     ------------     -------------

          Net (loss)                        $       (3,290)   $      (1,061)    $     (3,290)    $      (3,375)
                                            ===============   ==============    =============    ==============


          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $      (0.00)     $     (0.00)      $     (0.00)
                                            ==============    =============     ============     =============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000
                                            ==============    =============     ============     =============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                   Dec. 6, 1996
                                                                   Years Ended   (inception) to
                                                December 31,      December 31,         June 30,
                                                        2001              2000             2002
                                                ------------     -------------     ------------

       Revenues                                 $          0     $           0     $          0

       Cost of revenue                                     0                 0                0
                                                ------------     -------------     ------------

                  Gross profit                  $          0     $           0     $          0
       General, selling and
          administrative expenses                      4,624            25,464           37,553
                                                ------------     -------------     ------------
                  Operating (loss)              $     (4,624)    $     (25,464)    $    (37,553)

       Nonoperating income (expense)                       0                 0                0
                                                ------------     -------------     ------------

          Net (loss)                            $     (4,624)    $     (25,464)    $    (37,553)
                                                =============    ==============    ============


          Net (loss) per share, basic
          and diluted (Note 2)                  $     (0.00)      $     (0.01)     $      (0.02)
                                                ============     =============     ============


          Average number of shares
          of common stock outstanding              2,100,000         2,100,000        2,100,000
                                                ============     =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock                Additional         During
                                                              -------------------------------        Paid-In        Development
                                                                   Shares          Amount            Capital           Stage
                                                              -------------     -------------    -------------     -------------




          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          September 3, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          September 3, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                  (2,075)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (4,175)

          Net (loss), December 31, 2000                                                                                 (25,464)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (29,639)

          Net (loss), December 31, 2001                                                                                  (4,624)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (34,263)

          Net (loss) January 1, 2002 to
          June 30, 2002                                                                                                  (3,290)
                                                              -------------     ------------     -------------     -------------

          Balance, June 30, 2002                                  2,100,000     $      2,100     $           0     $    (37,553)
                                                              =============     ============     =============     =============



                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                      Three months ended                  Six Months Ended
                                                  June 30,         June 30,         June 30,          June 30,
                                                      2002             2001             2002              2001
                                            --------------    -------------     ------------     -------------


         Cash Flows From
         Operating Activities
             Net (loss)                     $       (3,290)   $      (1,061)    $     (3,290)    $      (3,375)
             Adjustments to reconcile net
             (loss) to cash (used in)
             operating activities:
             Changes in assets
             and liabilities
             Increase in accounts payable            3,290              (14)           3,290             2,225
             Increase in officer advances                0            1,075                0             1,150
                                            --------------    -------------     ------------     -------------

                  Net cash (used in)
                     operating activities   $            0    $           0     $          0     $           0
                                            --------------    -------------     ------------     -------------

         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0
                                            --------------    -------------     ------------     -------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                0                0                 0
                                            --------------    -------------     ------------     -------------

                  Net cash (used in)
                     financing activities   $                 $           0     $          0     $           0
                                            --------------    -------------     ------------     -------------


                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0

         Cash, beginning of period                       0                0                0                 0
                                            --------------    -------------     ------------     -------------

         Cash, end of period                $            0    $           0     $          0     $           0
                                            ==============    =============     ============     =============




                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                Dec. 6, 1996
                                                      Years Ended             (inception) to
                                             December 31,      December 31,         June 30,
                                                     2001              2000             2002
                                             ------------     -------------     ------------


         Cash Flows From
         Operating Activities
             Net (loss)                      $     (4,624)    $     (25,464)    $    (37,553)
             Adjustments to reconcile net
             (loss) to cash (used in)
             operating activities:
             Changes in assets
             and liabilities
             Increase in accounts payable              85                 0            3,375
             Increase in officer advances           4,539            25,464           32,078
                                             ------------     -------------     ------------

                  Net cash (used in)
                     operating activities    $          0     $           0     $     (2,100)
                                             ------------     -------------     ------------

         Cash Flows From
         Investing Activities                $          0     $           0     $          0
                                             ------------     -------------     ------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                   0                 0            2,100
                                             ------------     -------------     ------------

                  Net cash (used in)
                     financing activities    $          0     $           0     $      2,100
                                             ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                 $          0     $           0     $          0

         Cash, beginning of period                      0                 0     $          0
                                             ------------     -------------     ------------

         Cash, end of period                 $          0     $           0     $          0
                                             ============     =============     ============




                 See Accompanying Notes to Financial Statements.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001



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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of June 30, 2002 and 2001, December 31, 2001, 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2002 is as follows:

            Net operating loss carry forward            $           37,553
            Valuation allowance                         $          (37,553)
                                                        ------------------
            Net deferred tax asset                      $                0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001

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

Liquidity.

          As of June 30, 2002, we had total liabilities of $35,453 and we had a negative net worth of $35,453. As of December 31, 2001, we had total liabilities of $32,163 and a negative net worth of $32,163. Our accounts payable increased from $85 to $3,375.

          We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended June 30, 2002. We have a loss from inception through December 31, 2002 of $34,263 and a loss from inception through June 30, 2002 of $37,553.

          We have officer's advances of $32,078 from inception to June 30, 2002. The officer's advances as of December 31, 2001 were $32,078.

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

Item 1 - Legal Proceedings .....................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ......................................None

Item 3 - Defaults by the Company on its
         Senior Securities .....................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...............................................None

Item 5 - Other Information

Board Meeting.

          Our board held one meeting during the period covered by this current report.

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

Dated:  May 20, 2005                DAZZLING INVESTMENTS, INC.


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