Form 10QSB
period 2002-09-30
DAZZLING INVESTMENTS INC
filed 2005-05-24
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

         At September 30, 2002, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements




                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001

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

   Statements of Income                                             F-2 - F-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                         F-5 - F-6

   Notes to Financial Statements                                    F-7 - F-9
------------------------------------------------------------------------------


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                 September 30,     December 31,
                                                                                                          2002             2001
                                                                                                 -------------     ------------


                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                                                  $          85     $         85
               Officers advances (Note 7)                                                               35,368           32,078
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      35,453     $     32,163
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2001:                                         $                 $      2,100
                  2,100,000 shares at September 30, 2002;                                                2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (37,553)         (34,263)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (35,453)    $    (32,163)
                                                                                                 -------------     ------------


                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME





                                                     Three months ended               Nine months ended
                                             September 30,    September 30,     September 30,     September 30,
                                                      2002             2001             2002              2001
                                            --------------    -------------     ------------     -------------

       Revenues                             $            0    $           0     $          0     $           0

       Cost of revenue                                   0                0                0                 0
                                            --------------    -------------     ------------     -------------

                  Gross profit              $            0    $           0     $          0     $           0
       General, selling and
          administrative expenses                        0            2,225            3,290             3,375
                                            --------------    -------------     ------------     -------------
                  Operating (loss)          $           (0)   $      (2,225)    $     (3,290)    $      (3,375)

       Nonoperating income (expense)                     0                0                0                 0
                                            --------------    -------------     ------------     -------------

          Net (loss)                        $           (0)   $      (2,225)    $     (3,290)    $      (3,375)
                                            ===============   ==============    =============    ==============


          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $      (0.00)     $     (0.00)      $     (0.00)
                                            ==============    =============     ============     =============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000
                                            ==============    =============     ============     =============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                   Dec. 6, 1996
                                                         Years Ended             (inception) to
                                                December 31,      December 31,    September 30,
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
                                                ============     =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock                Additional         During
                                                              -------------------------------        Paid-In        Development
                                                                   Shares          Amount            Capital           Stage
                                                              -------------     -------------    -------------     -------------




          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          September 3, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          September 3, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                  (2,075)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (4,175)

          Net (loss), December 31, 2000                                                                                 (25,464)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (29,639)

          Net (loss), December 31, 2001                                                                                  (4,624)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (34,263)

          Net (loss) January 1, 2002 to
          September 30, 2002                                                                                             (3,290)
                                                              -------------     ------------     -------------     -------------

          Balance, September 30, 2002                             2,100,000     $      2,100     $           0     $    (37,553)
                                                              =============     ============     =============     =============



                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                      Three months ended                 Nine Months Ended
                                             September 30,    September 30,     September 30,     September 30,
                                                      2002             2001             2002              2001
                                            --------------    -------------     ------------     -------------

         Cash Flows From
         Operating Activities
             Net (loss)                     $           (0)   $      (2,225)    $     (3,290)    $      (3,375)
             Adjustments to reconcile net
             (loss) to cash (used in)
             operating activities:
             Changes in assets
             and liabilities
             Increase (decrease) in accounts
             payable                                (3,290)               0                0                 0
             Increase in officer advances            3,290            2,225            3,290             3,375
                                            --------------    -------------     ------------     -------------

                  Net cash (used in)
                     operating activities   $            0    $           0     $          0     $           0
                                            --------------    -------------     ------------     -------------

         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0
                                            --------------    -------------     ------------     -------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                0                0                 0
                                            --------------    -------------     ------------     -------------

                  Net cash (used in)
                     financing activities   $                 $           0     $          0     $           0
                                            --------------    -------------     ------------     -------------


                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0

         Cash, beginning of period                       0                0                0                 0
                                            --------------    -------------     ------------     -------------

         Cash, end of period                $            0    $           0     $          0     $           0
                                            ==============    =============     ============     =============




                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                Dec. 6, 1996
                                                      Years Ended             (inception) to
                                             December 31,      December 31,    September 30,
                                                     2001              2000             2002
                                             ------------     -------------     ------------

         Cash Flows From
         Operating Activities
             Net (loss)                      $     (4,624)    $     (25,464)    $    (37,553)
             Adjustments to reconcile net
             (loss) to cash (used in)
             operating activities:
             Changes in assets
             and liabilities
             Increase in accounts payable              85                 0               85
             Increase in officer advances           4,539            25,464           35,368
                                             ------------     -------------     ------------

                  Net cash (used in)
                     operating activities    $          0     $           0     $     (2,100)
                                             ------------     -------------     ------------

         Cash Flows From
         Investing Activities                $          0     $           0     $          0
                                             ------------     -------------     ------------


         Cash Flows From
         Financing Activities
             Issuance of common stock                   0                 0            2,100
                                             ------------     -------------     ------------

                  Net cash (used in)
                     financing activities    $          0     $           0     $      2,100
                                             ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                 $          0     $           0     $          0

         Cash, beginning of period                      0                 0     $          0
                                             ------------     -------------     ------------

         Cash, end of period                 $          0     $           0     $          0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and 2001, and December 31, 2001 and 2000.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of September 30, 2002 and 2001, December 31, 2001, 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2002 is as follows:

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

Liquidity.

          As of September 30, 2002, we had total liabilities of $35,453 and we had a negative net worth of $35,453. As of December 31, 2001, we had total liabilities of $32,163 and a negative net worth of $32,163. During the current quarter, our payables were reduced from $3,375 to $85.

          We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended September 30, 2002. We have a loss from inception through December 31, 2002 of $34,263 and a loss from inception through September 30, 2002 of $37,553.

          We have officer's advances of $35,368 from inception to September 30, 2002. The officer's advances as of December 31, 2001 were $32,078.

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

Item 6. - Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Certification of Chief Executive Officer.

          31.2 Certification of Chief Financial Officer.

          32   Section 906 Certification.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 24, 2005                DAZZLING INVESTMENTS, INC.


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