Form 10QSB
period 2003-03-31
DAZZLING INVESTMENTS INC
filed 2005-05-25
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

         At March 31, 2003, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements




                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2003
                                DECEMBER 31, 2002

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-9
------------------------------------------------------------------------------


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2003             2002
                                                                                                 -------------     ------------


                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                                                  $         170     $        170
               Officers advances (Note 7)                                                               35,368           35,368
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      35,538     $     35,538
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2002:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2003;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (37,638)         (37,638)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (35,538)    $    (35,538)
                                                                                                 -------------     ------------


                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                     Three months ended                  Years Ended                 Dec. 6, 1996
                                                 March 31,        March 31,     December 31,      December 31,       (inception) to
                                                      2003             2002             2002              2001       March 31, 2003
                                            --------------    -------------     ------------     -------------       --------------

       Revenues                             $            0    $           0     $          0     $           0         $        0

       Cost of revenue                                   0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

                  Gross profit              $            0    $           0     $          0     $           0         $        0
       General, selling and
          administrative expenses                        0                0            3,375             4,624             37,638
                                            --------------    -------------     ------------     -------------         ----------
                  Operating (loss)          $           (0)   $          (0)    $     (3,375)    $      (4,624)           (37,638)

       Nonoperating income (expense)                     0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

          Net (loss)                        $           (0)   $          (0)    $     (3,375)    $      (4,624)        $  (37,638)
                                            ===============   ==============    =============    ==============        ==========


          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $       (0.00)     $     (0.00)      $     (0.00)        $    (0.02)
                                            ==============    =============     ============     =============         ==========


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000          2,100,000
                                            ==============    =============     ============     =============         ==========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock                Additional         During
                                                              -------------------------------        Paid-In        Development
                                                                   Shares          Amount            Capital           Stage
                                                              -------------     -------------    -------------     -------------

          December 10, 1996, issue
              common stock                                        2,100,000     $      2,100     $           0     $          0
          Net (loss), December 31, 1996                                                                                  (2,100)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1996                              2,100,000     $      2,100     $           0     $     (2,100)
          Net (loss), December 31, 1997                                                                                       0
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1997                              2,100,000     $      2,100     $           0     $     (2,100)
          Net (loss), December 31, 1998                                                                                       0
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          September 3, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          September 3, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                  (2,075)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (4,175)

          Net (loss), December 31, 2000                                                                                 (25,464)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (29,639)

          Net (loss), December 31, 2001                                                                                  (4,624)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (34,263)

          Net (loss), December 31, 2002                                                                                  (3,375)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (37,638)

          Net (loss) January 1, 2003 to
          March 31, 2003                                                                                                     (0)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2003                                 2,100,000     $      2,100     $           0     $    (37,638)
                                                              =============     ============     =============     =============



                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                     Three months ended                  Years Ended                 Dec. 6, 1996
                                                 March 31,        March 31,     December 31,      December 31,       (inception) to
                                                      2003             2002             2002              2001       March 31, 2003
                                            --------------    -------------     ------------     -------------       --------------

         Cash Flows From
         Operating Activities
             Net (loss)                     $           (0)   $          (0)    $     (3,375)    $      (4,624)        $  (37,638)
             Adjustments to reconcile net
             (loss) to cash (used in)
             operating activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0                0               85                85                170
                                            --------------    -------------     ------------     -------------         ----------

                  Net cash (used in)
                     operating activities   $            0    $           0     $     (3,290)    $      (4,539)        $  (37,468)
                                            --------------    -------------     ------------     -------------         ----------

         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0         $        0
                                            --------------    -------------     ------------     -------------         ----------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                0                0                 0              2,100
             Increase in officers advances               0                0            3,290             4,539             35,368
                                            --------------    -------------     ------------     -------------         ----------

                  Net cash (used in)
                     financing activities   $                 $           0     $      3,290     $       4,539         $   37,468
                                            --------------    -------------     ------------     -------------         ----------


                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0         $        0

         Cash, beginning of period                       0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

         Cash, end of period                $            0    $           0     $          0     $           0         $        0
                                            ==============    =============     ============     =============         ==========




                 See Accompanying Notes to Financial Statements.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003 and 2002, and December 31, 2002 and 2001.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, The Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIE's created after January 31, 2004, are immediately subject to the consolidation guidance in FIN 46. The Measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards foe how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances as an asset, with many financial instruments having been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FSAB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2003, the EITF reached a consensus on the Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in cost of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 (revised 2003) revises employers' disclosure about pension plans and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not affect our financial condition or results of operations.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


NOTE 2.        STOCKHOLDERS' EQUITY (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2003, 2002, and since inception. As of March 31, 2003, 2002, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more than likely than not we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                                      2003             2002
                                                  --------         --------

            Net operating loss carry forward      $ 13,203         $ 13,173
            Valuation allowance                   $(13,203)         (13,173)
                                                  --------         --------
            Net deferred tax asset                $      0         $      0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as follows:



                                                      2003             2002       Since Inception
                                                  --------         --------       ---------------

         Tax at statutory rate                    $     30         $  1,181          $ 13,203

         Increase in valuation allowance               (30)          (1,181)          (13,203)
                                                  --------         --------          --------

         Net deferred tax asset                   $      0         $      0          $      0


                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


NOTE 3.  INCOME TAXES (CONTINUED)

The net federal operating loss carry forward will expire between 2016 and 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

Liquidity.

          As of March 31, 2003, we had total liabilities of $35,538 and we had a negative net worth of $35,538. As of December 31, 2002, we had total liabilities of $35,538 and a negative net worth of $35,538.

          We have had no revenues from inception through December 31, 2002 and we had no revenues for the period ended March 31, 2003. We have a loss from inception through December 31, 2002 of $37,638 and a loss from inception through March 31, 2003 of $37,638.

          We have officer's advances of $35,368 from inception to March 31, 2003. The officer's advances as of December 31, 2002 were $35,368.

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


Dated:  May 25, 2005                DAZZLING INVESTMENTS, INC.


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