Form 10KSB
period 2003-12-31
DAZZLING INVESTMENTS INC
filed 2005-05-27
CIK 1096655

Commission File No. 000-28865


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2003


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

     As of December 31, 2003, there were 2,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

     The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

     State the registrant's revenues for the December 31, 2003 fiscal year:
$-0-.

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

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

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

Liquidity.

     As of December 31, 2003, we had total liabilities of $35,623 and we had a negative net worth of $35,623. As of December 31, 2002, we had total liabilities of $35,623 and a negative net worth of $35,538. Our net worth and total liabilities each increased by $85.

     We have had no revenues from inception through December 31, 2003. We have a loss from inception through December 31, 2003 of $37,723. Our loss from inception through December 31, 2002 was $37,638 or an increase of $85.

     We have officer's advances of $35,368 from inception to December 31, 2002. The officer's advances as of December 31, 2003 were $35,368.

ITEM 7.   FINANCIAL STATEMENTS.


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

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

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-10
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Dazzling Investments, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Dazzling Investments, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of income, stockholders' deficit, and cash flows for the years then ended and the period December 6, 1996 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dazzling Investments, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and the period December 6, 1996 (inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


August 5, 2004
Las Vegas, Nevada



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        December 31,     December 31,
                                                                2003             2002
                                                        ____________     ____________

                                     ASSETS

CURRENT ASSETS                                            $      0         $      0
                                                          ________         ________

            Total current assets                          $      0         $      0
                                                          ________         ________

                   Total assets                           $      0         $      0
                                                          ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                     $    255         $    170
     Officers advances                                      35,368           35,368
                                                          ________         ________

            Total current liabilities                     $ 35,623         $ 35,538
                                                          ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $0.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  2,100,000
        shares at December 31, 2003 and 2002              $  2,100            2,100
     Additional paid in capital                                  0                0
     Accumulated deficit during development stage          (37,723)         (37,638)
                                                          ________         ________

            Total stockholders' deficit                   $(35,623)        $(35,538)
                                                          ________         ________
                   Total liabilities and
                   stockholders' deficit                  $      0         $      0
                                                          ========         ========


                See Accompanying Notes to Financial Statements.




                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                           Dec. 6, 1996
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2003              2002                2003
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0
General, selling and
   administrative expenses                    85             3,375             37,723
                                      __________        __________         __________
           Operating loss             $      (85)       $   (3,375)        $  (37,723)

Nonoperating income (expense)                  0                 0                  0
                                      __________        __________         __________

   Net loss                           $      (85)       $   (3,375)        $  (37,723)
                                      ==========        ==========         ==========
   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)        $    (0.02)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         2,100,000         2,100,000          2,100,000
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________       Paid In          Development
                                        Shares         Amount        Capital             Stage          Total
                                       _________       _______       __________       ___________      ________

December 10, 1996, issue
  common stock                         2,100,000       $ 2,100        $     0          $      0        $  2,100
Net loss, December 31, 1996                                                              (2,100)         (2,100)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1996             2,100,000       $ 2,100        $     0          $ (2,100)       $      0
Net loss, December 31, 1997                                                                                   0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1997             2,100,000       $ 2,100        $     0          $ (2,100)       $      0
Net loss, December 31, 1998                                                                                   0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1998             2,100,000       $ 2,100        $     0          $ (2,100)       $      0

September 3, 1999, changed
      from no par value to $0.001                       (2,079)         2,079
September 3, 1999, forward
      stock split 100:1                                  2,079         (2,079)

Net loss, December 31, 1999                                                              (2,075)         (2,075)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1999             2,100,000       $ 2,100        $     0          $ (4,175)       $ (2,075)

Net loss, December 31, 2000                                                             (25,464)        (25,464)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2000             2,100,000       $ 2,100        $     0          $(29,639)       $(29,639)

Net loss, December 31, 2001                                                              (4,624)         (4,624)
                                       _________       _______        _______          ________        ________

Balance December 31, 2001              2,100,000       $ 2,100        $     0          $(34,263)       $(32,163)

Net loss, December 31, 2002                                                              (3,375)         (3,375)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2002             2,100,000       $ 2,100        $     0          $(37,638)       $(35,538)

Net loss, December 31, 2003                                                                 (85)            (85)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2003             2,100,000       $ 2,100        $     0          $(37,723)       $(35,623)
                                       =========       ========       =======          ========        ========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                           Dec. 6, 1996
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2003              2002                2003
                                     ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                          $      (85)       $   (3,375)        $  (37,723)
    Adjustments to reconcile net loss
    to cash used in operating
    activities:
    Changes in assets and liabilities
    Increase in accounts payable              85                85                255
                                      __________        __________         __________

         Net cash used in
            operating activities      $        0       $    (3,290)        $  (37,468)
                                      __________        __________         __________

Cash Flows From
Investing Activities                  $        0        $        0         $        0
                                      __________        __________         __________

Cash Flows From
Financing Activities
    Issuance of common stock                   0                 0              2,100
    Increase in officer advances               0             3,290             35,368
                                      __________        __________         __________


         Net cash provided by
            financing activities      $        0        $    3,290         $   37,468
                                      __________        __________         __________

         Net increase (decrease)
            in cash                   $        0        $        0         $        0

Cash, beginning of period                      0                 0         $        0
                                      __________        __________         __________

Cash, end of period                   $        0        $        0         $        0
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2003, 2002, and since inception. As of December 31, 2003, 2002, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                                      2003              2002
                                             _____________     _____________
       Net operating loss carryforward       $      13,203     $      13,173
       Valuation allowance                         (13,203)          (13,173)
                                             _____________     _____________

       Net deferred tax asset                $           0     $           0
                                             =============     =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:



                                                      2003              2002    Since Inception
                                             _____________     _____________    _______________

       Tax at statutory rate                 $          30     $       1,181    $      13,203
       Increase in valuation allowance                 (30)           (1,181)         (13,203)
                                             _____________     _____________    _____________

       Net deferred tax asset                $           0     $           0    $           0
                                             =============     =============    =============



The net federal operating loss carry forward will expire between 2016 and 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



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


ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2002 and December 31, 2003 was $0. The audit fees for the financial statements supplied with this report were incurred in 2004.

Audit Relate Fees

     There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2002 and December 31, 2003.

All Other Fees

     There was no tax preparation fee billed for the fiscal year ended December 31, 2002 and December 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 27, 2005                DAZZLING INVESTMENTS, INC.



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


Date: May 27, 2005                 DAZZLING INVESTMENTS, INC.



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