Form 10QSB
period 2004-03-31
DAZZLING INVESTMENTS INC
filed 2005-05-31
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

         At March 31, 2004, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements




                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2004
                                DECEMBER 31, 2003

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

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-9
------------------------------------------------------------------------------


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------
                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                                                  $         255     $        255
               Officers advances (Note 7)                                                               35,368           35,368
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      35,623     $     35,623
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2003:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2004;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (37,723)         (37,723)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (35,623)    $    (35,623)
                                                                                                 -------------     ------------


                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                     Three months ended                  Years Ended                 Dec. 6, 1996
                                                 March 31,        March 31,     December 31,      December 31,       (inception) to
                                                      2004             2003             2003              2002       March 31, 2004
                                            --------------    -------------     ------------     -------------       --------------

       Revenues                             $            0    $           0     $          0     $           0         $        0

       Cost of revenue                                   0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

                  Gross profit              $            0    $           0     $          0     $           0         $        0
       General, selling and
          administrative expenses                        0                0               85             3,375             37,723
                                            --------------    -------------     ------------     -------------         ----------
                  Operating (loss)          $           (0)   $          (0)    $        (85)    $      (3,375)           (37,723)

       Nonoperating income (expense)                     0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

          Net (loss)                        $           (0)   $          (0)    $        (85)    $      (3,375)        $  (37,723)
                                            ===============   ==============    =============    ==============        ==========


          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $       (0.00)     $     (0.00)      $     (0.00)        $    (0.02)
                                            ==============    =============     ============     =============         ==========


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000          2,100,000
                                            ==============    =============     ============     =============         ==========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock                Additional         During
                                                              -------------------------------        Paid-In        Development
                                                                   Shares          Amount            Capital           Stage
                                                              -------------     -------------    -------------     -------------

          December 10, 1996, issue
              common stock                                        2,100,000     $      2,100     $           0     $          0
          Net (loss), December 31, 1996                                                                                  (2,100)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1996                              2,100,000     $      2,100     $           0     $     (2,100)
          Net (loss), December 31, 1997                                                                                       0
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1997                              2,100,000     $      2,100     $           0     $     (2,100)
          Net (loss), December 31, 1998                                                                                       0
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          September 3, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          September 3, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                  (2,075)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (4,175)

          Net (loss), December 31, 2000                                                                                 (25,464)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (29,639)

          Net (loss), December 31, 2001                                                                                  (4,624)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (34,263)

          Net (loss), December 31, 2002                                                                                  (3,375)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (37,638)

          Net (loss), December 31, 2003                                                                                     (85)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2003                              2,100,000     $      2,100     $           0     $    (37,723)

          Net (loss) January 1, 2004 to
          March 31, 2004                                                                                                     (0)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2004                                 2,100,000     $      2,100     $           0     $    (37,723)
                                                              =============     ============     =============     =============



                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                     Three months ended                  Years Ended                 Dec. 6, 1996
                                                 March 31,        March 31,     December 31,      December 31,       (inception) to
                                                      2004             2003             2003              2002       March 31, 2004
                                            --------------    -------------     ------------     -------------       --------------
         Cash Flows From
         Operating Activities
             Net (loss)                     $           (0)   $          (0)    $        (85)    $      (3,375)        $  (37,723)
             Adjustments to reconcile net
             (loss) to cash (used in)
             operating activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0                0               85                85                255
                                            --------------    -------------     ------------     -------------         ----------

                  Net cash (used in)
                     operating activities   $            0    $           0     $         (0)    $      (3,290)        $  (37,468)
                                            --------------    -------------     ------------     -------------         ----------

         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0         $        0
                                            --------------    -------------     ------------     -------------         ----------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                0                0                 0              2,100
             Increase in officers advances               0                0                0             3,290             35,368
                                            --------------    -------------     ------------     -------------         ----------

                  Net cash (used in)
                     financing activities   $                 $           0     $          0     $       3,290         $   37,468
                                            --------------    -------------     ------------     -------------         ----------


                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0         $        0

         Cash, beginning of period                       0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

         Cash, end of period                $            0    $           0     $          0     $           0         $        0
                                            ==============    =============     ============     =============         ==========




                 See Accompanying Notes to Financial Statements.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004 and 2003, and December 31, 2003 and 2002.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2004, 2003, and since inception. As of March 31, 2004, 2003, and since inception, the Company had no dilutive potential common shares.

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


                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

Liquidity.

          As of March 31, 2004, we had total liabilities of $35,623 and we had a negative net worth of $35,623. As of December 31, 2003, we had total liabilities of $35,623 and a negative net worth of $35,623.

          We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended March 31, 2004. We have a loss from inception through December 31, 2003 of $37,723 and a loss from inception through March 31, 2004 of $37,723.

          We have officer's advances of $35,368 from inception to March 31, 2004. The officer's advances as of December 31, 2003 were $35,368.

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


Dated:  May 31, 2005                DAZZLING INVESTMENTS, INC.


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