Form 10QSB
period 2005-03-31
DAZZLING INVESTMENTS INC
filed 2005-06-01
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

         At March 31, 2005, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements




                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2005
                                DECEMBER 31, 2004

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-8
------------------------------------------------------------------------------


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2005             2004
                                                                                                 -------------     ------------
                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                                                  $           0     $          0
               Officers advances (Note 7)                                                               39,488           38,463
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      39,488     $     38,463
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2004:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2005;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (41,588)         (40,563)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (39,488)    $    (38,463)
                                                                                                 -------------     ------------


                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                     Three months ended                  Years Ended                 Dec. 6, 1996
                                                 March 31,        March 31,     December 31,      December 31,       (inception) to
                                                      2005             2004             2004              2003       March 31, 2005
                                            --------------    -------------     ------------     -------------       --------------

       Revenues                             $            0    $           0     $          0     $           0         $        0

       Cost of revenue                                   0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

                  Gross profit              $            0    $           0     $          0     $           0         $        0
       General, selling and
          administrative expenses                    1,025                0            2,840                85             41,588
                                            --------------    -------------     ------------     -------------         ----------
                  Operating (loss)          $       (1,025)   $           0     $     (2,840)    $         (85)           (41,588)

       Nonoperating income (expense)                     0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

          Net (loss)                        $       (1,025)   $          (0)    $     (2,840)    $         (85)        $  (41,588)
                                            ===============   ==============    =============    ==============        ==========


          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $       (0.00)     $     (0.00)      $     (0.00)        $    (0.02)
                                            ==============    =============     ============     =============         ==========


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000          2,100,000
                                            ==============    =============     ============     =============         ==========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                   Accumulated
                                                                                                                     (Deficit)
                                                                       Common Stock                Additional         During
                                                              -------------------------------        Paid-In        Development
                                                                   Shares          Amount            Capital           Stage
                                                              -------------     -------------    -------------     -------------

          December 10, 1996, issue
              common stock                                        2,100,000     $      2,100     $           0     $          0
          Net (loss), December 31, 1996                                                                                  (2,100)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1996                              2,100,000     $      2,100     $           0     $     (2,100)
          Net (loss), December 31, 1997                                                                                       0
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1997                              2,100,000     $      2,100     $           0     $     (2,100)
          Net (loss), December 31, 1998                                                                                       0
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          September 3, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          September 3, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                  (2,075)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (4,175)

          Net (loss), December 31, 2000                                                                                 (25,464)
                                                              -------------     ------------     -------------     -------------
          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (29,639)

          Net (loss), December 31, 2001                                                                                  (4,624)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (34,263)

          Net (loss), December 31, 2002                                                                                  (3,375)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (37,638)

          Net (loss), December 31, 2003                                                                                     (85)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2003                              2,100,000     $      2,100     $           0     $    (37,723)

          Net (loss), December 31, 2004                                                                                  (2,840)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2004                              2,100,000     $      2,100     $           0     $    (40,563)

          Net (loss) January 1, 2005 to
          March 31, 2005                                                                                                 (1,025)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2005                                 2,100,000     $      2,100     $           0     $    (41,588)
                                                              =============     ============     =============     =============



                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                     Three months ended                  Years Ended                 Dec. 6, 1996
                                                 March 31,        March 31,     December 31,      December 31,       (inception) to
                                                      2005             2004             2004              2003       March 31, 2005
                                            --------------    -------------     ------------     -------------       --------------
         Cash Flows From
         Operating Activities
             Net (loss)                     $       (1,025)   $          (0)    $     (2,840)    $         (85)        $  (41,588)
             Adjustments to reconcile net
             (loss) to cash (used in)
             operating activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0                0             (255)               85                  0
                                            --------------    -------------     ------------     -------------         ----------

                  Net cash (used in)
                     operating activities   $       (1,025)   $           0     $     (3,095)    $           0        $  (41,588)
                                            --------------    -------------     ------------     -------------         ----------

         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0         $        0
                                            --------------    -------------     ------------     -------------         ----------


         Cash Flows From
         Financing Activities
             Issuance of common stock                    0                0                0                 0              2,100
             Increase in officers advances           1,025                0            3,095                 0             39,488
                                            --------------    -------------     ------------     -------------         ----------

                  Net cash (used in)
                     financing activities   $        1,025    $           0     $      3,095     $           0         $   41,588
                                            --------------    -------------     ------------     -------------         ----------


                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0         $        0

         Cash, beginning of period                       0                0                0                 0                  0
                                            --------------    -------------     ------------     -------------         ----------

         Cash, end of period                $            0    $           0     $          0     $           0         $        0
                                            ==============    =============     ============     =============         ==========




                 See Accompanying Notes to Financial Statements.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2005 and 2004, and December 31, 2004 and 2003.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005 AND DECEMBER 31, 2004


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2005, 2004, 2003 and since inception. As of March 31, 2005, 2004, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                                     2004           2003
                                                -------------       ----------

         Net operating loss carryforward        $   14,197        $  13,203

         Valuation allowance                       (14,197)         (13,203)
                                                -------------       ----------

         Net deferred tax asset                 $        0        $       0

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005 AND DECEMBER 31, 2004


NOTE 3.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as follows:



                                                      2004             2003       Since Inception
                                                  --------         --------       ---------------

         Tax at statutory rate                    $    994         $     30          $ 14,197

         Increase in valuation allowance              (994)             (30)          (14,197)
                                                  --------         --------          --------

         Net deferred tax asset                   $      0         $      0          $      0


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

Liquidity.

          As of March 31, 2005, we had total liabilities of $39,488 and we had a negative net worth of $39,488. As of December 31, 2004, we had total liabilities of $38,463 and a negative net worth of $38,463.

          We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended March 31, 2005. We have a loss from inception through December 31, 2004 of $40,563 and a loss from inception through March 31, 2005 of $41,588. This is an increase of $1,025 for the current quarter.

          We have officer's advances of $39,488 from inception to March 31, 2005. The officer's advances as of December 31, 2004 were $38,463.

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


Dated:  June 1, 2005                DAZZLING INVESTMENTS, INC.


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