Form 10QSB
period 2005-06-30
DAZZLING INVESTMENTS INC
filed 2005-08-12
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes // No /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At June 30, 2005, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2005
                                DECEMBER 31, 2004

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                      F-2

   Statements of Stockholders' Equity                                        F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                       F-5 - F-8
________________________________________________________________________________


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                             June 30,     December 31,
                                                                 2005             2004
                                                             ________     ____________
                                     ASSETS

CURRENT ASSETS                                               $      0         $      0
                                                             ________         ________
            Total current assets                             $      0         $      0
                                                             ________         ________
                   Total assets                              $      0         $      0
                                                             ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $      0         $      0
     Officers advances (Note 6)                                45,977           38,463
                                                             ________         ________
            Total current liabilities                        $ 45,977         $ 38,463
                                                             ________         ________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,100,000 shares at December 31, 2004:               $                $  2,100
        2,100,000 shares at June 30, 2005;                      2,100
     Additional Paid In Capital                                     0                0
     Accumulated deficit during development stage             (48,077)         (40,563)
                                                             ________         ________
            Total stockholders' equity                       $(45,977)        $(38,463)
                                                             ________         ________
                   Total liabilities and
                   stockholders' equity                      $      0         $      0
                                                             ========         ========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Six months ended                   Years Ended                 Dec. 6, 1996
                                       June 30,         June 30,     December 31,     December 31,    (inception) to
                                           2005             2004             2004             2003     June 30, 2005
                                     __________       __________     ____________     ____________     _____________

Revenues                             $        0       $        0       $        0       $        0       $        0

Cost of revenue                               0                0                0                0                0
                                     __________       __________       __________       __________       __________
           Gross profit              $        0       $        0       $        0       $        0       $        0
General, selling and
   administrative expenses                6,489               45            2,840               85           48,077
                                     __________       __________       __________       __________       __________
           Operating (loss)          $   (6,489)      $      (45)      $   (2,840)      $      (85)         (48,077)

Nonoperating income (expense)                 0                0                0                0                0
                                     __________       __________       __________       __________       __________
   Net (loss)                        $   (6,489)      $      (45)      $   (2,840)      $      (85)      $  (48,077)
                                     ==========       ==========       ==========       ==========       ==========
   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $     (0.00)      $    (0.00)      $    (0.02)
                                     ==========       ==========       ==========       ==========       ==========
   Average number of shares
   of common stock outstanding        2,100,000        2,100,000        2,100,000        2,100,000        2,100,000
                                     ==========       ==========       ==========       ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                           (Deficit)
                                                Common Stock             Additional         During
                                           _______________________        Paid-In         Development
                                            Shares          Amount        Capital            Stage
                                           _________       _______       __________       ___________

December 10, 1996, issue
    common stock                           2,100,000       $ 2,100        $     0          $      0
Net (loss), December 31, 1996                                                                (2,100)
                                           _________       _______        _______          ________
Balance, December 31, 1996                 2,100,000       $ 2,100        $     0          $ (2,100)
Net (loss), December 31, 1997                                                                     0
                                           _________       _______        _______          ________
Balance, December 31, 1997                 2,100,000       $ 2,100        $     0          $ (2,100)
Net (loss), December 31, 1998                                                                     0
                                           _________       _______        _______          ________
Balance, December 31, 1998                 2,100,000       $ 2,100        $     0          $ (2,100)

September 3, 1999, changed from no
    par value to $.001                                      (2,079)         2,079

September 3, 1999, forward stock
    100:1                                                    2,079         (2,079)

Net (loss), December 31, 1999                                                                (2,075)
                                           _________       _______        _______          ________
Balance, December 31, 1999                 2,100,000       $ 2,100        $     0          $ (4,175)

Net (loss), December 31, 2000                                                               (25,464)
                                           _________       _______        _______          ________
Balance, December 31, 2000                 2,100,000       $ 2,100        $     0          $(29,639)

Net (loss), December 31, 2001                                                                (4,624)
                                           _________       _______        _______          ________
Balance, December 31, 2001                 2,100,000       $ 2,100        $     0          $(34,263)

Net (loss), December 31, 2002                                                                (3,375)
                                           _________       _______        _______          ________
Balance, December 31, 2002                 2,100,000       $ 2,100        $     0          $(37,638)

Net (loss), December 31, 2003                                                                   (85)
                                           _________       _______        _______          ________
Balance, December 31, 2003                 2,100,000       $ 2,100        $     0          $(37,723)

Net (loss), December 31, 2004                                                                (2,840)
                                           _________       _______        _______          ________
Balance, December 31, 2004                 2,100,000       $ 2,100        $     0          $(40,563)

Net (loss) January 1, 2005 to
June 30, 2005                                                                                (7,514)
                                           _________       _______        _______          ________
Balance, June 30, 2005                     2,100,000       $ 2,100        $     0          $(48,077)
                                           =========       =======        =======          ========



                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                         Six months ended                   Years Ended                 Dec. 6, 1996
                                       June 30,         June 30,     December 31,     December 31,    (inception) to
                                           2005             2004             2004             2003     June 30, 2005
                                     __________       __________     ____________     ____________     _____________

Cash Flows From
Operating Activities
    Net (loss)                       $   (6,489)      $      (45)      $(2,840)          $ (85)          $(48,077)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable              0                0          (255)             85                  0
                                     __________       __________       _______           _____           ________
         Net cash (used in)
            operating activities     $   (6,489)      $      (45)      $(3,095)          $   0           $(48,077)
                                     __________       __________       _______           _____           ________
Cash Flows From
Investing Activities                 $        0       $        0       $     0           $   0           $      0
                                     __________       __________       _______           _____           ________


Cash Flows From
Financing Activities
    Issuance of common stock                  0                0             0               0              2,100
    Increase in officers advances         6,489               45         3,095               0             45,977
                                     __________       __________       _______           _____           ________
         Net cash (used in)
            financing activities     $    6,489       $       45       $ 3,095           $   0           $ 48,077
                                     __________       __________       _______           _____           ________


         Net increase (decrease)
            in cash                  $        0       $        0       $     0           $   0           $      0

Cash, beginning of period                     0                0             0               0                  0
                                     __________       __________       _______           _____           ________
Cash, end of period                  $        0       $        0       $     0           $   0           $      0
                                     ==========       ==========       =======           =====           ========




                 See Accompanying Notes to Financial Statements.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2005 and 2004, and December 31, 2004 and 2003.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2005, 2004, 2003 and since inception. As of June 30, 2005, 2004, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                                      2004             2003
                                                  ________         ________

            Net operating loss carry forward      $ 14,197         $ 13,203
            Valuation allowance                   $(14,197)         (13,203)
                                                  ________         ________
            Net deferred tax asset                $      0         $      0

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


NOTE 3. INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as follows:



                                                      2004             2003       Since Inception
                                                  ________         ________       _______________

         Tax at statutory rate                    $    994         $     30          $ 14,197

         Increase in valuation allowance              (994)             (30)          (14,197)
                                                  ________         ________          ________

         Net deferred tax asset                   $      0         $      0          $      0


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

          As of the date hereof, we can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity.

Plan of Operation.

          The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. We have no particular acquisitions in mind and we have not entered into any negotiations regarding such an acquisition.

          We are not a blank-check or blind pool company.

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

          On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. These rules were published in the Federal Register on July 21, 2005 and are effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that becomes effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules and rule amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report an event that causes it to cease being a shell company. The shell company will be required to file financial statements within four days about the transaction. Where an operating company acquires a shell company and the operating company survives the transaction, the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

Financial Condition.

          Our auditor's going concern opinion for prior year ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

          Since we have no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Liquidity and Operational Results.

          We have no current operating history and do not have any revenues or earnings from operations. We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

          We are dependent upon its officers to meet any de minimis costs that may occur. Gloria Eck, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

          As of June 30, 2005, we had total liabilities of $45,977 and we had a negative net worth of $45,977. As of December 31, 2003, we had total liabilities of $38,463 and a negative net worth of $38,463.

          We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended June 30, 2005. We have a loss from inception through December 31, 2004 of $40,563 and a loss from inception through June 30, 2005 of $48,077. The increase for the six months then ended was $7,514.

          We have officer's advances of $45,977 from inception to June 30, 2005. The officer's advances as of December 31, 2001 were $38,463 or an increase for the six months then ended of $7,514.

Accounting for a Business Combination.

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

          We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          We  have  not  considered   nor  conducted  any  research   concerning
qualitative and quantitative market risk.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information

Board Meeting.

          Our board of directors held one meeting during the period covered by this current report.

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


Dated:  August 12, 2005             DAZZLING INVESTMENTS, INC.


                                    By: /s/ GLORIA ECK
                                    ______________________________
                                    Gloria Eck
                                    President and Chief Executive
                                    Officer and Director



                                    By: /s/ AMY HADLEY
                                    ______________________________
                                    Amy Hadley
                                    Treasurer and Chief Financial
                                    Officer and Director