Form 10QSB
period 2005-09-30
DAZZLING INVESTMENTS INC
filed 2005-10-20
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

        At September 30, 2005, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           DAZZLING INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2005
                                DECEMBER 31, 2004

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

   Statements of Income                                                      F-2

   Statements of Stockholders' Equity                                        F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                       F-5 - F-8
________________________________________________________________________________


                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        September 30,     December 31,
                                                                 2005             2004
                                                        _____________     ____________
                                     ASSETS

CURRENT ASSETS                                               $      0         $      0
                                                             ________         ________
            Total current assets                             $      0         $      0
                                                             ________         ________
                   Total assets                              $      0         $      0
                                                             ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $      0         $      0
     Officers advances (Note 6)                                46,702           38,463
                                                             ________         ________
            Total current liabilities                        $ 46,702         $ 38,463
                                                             ________         ________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        11,655,000 shares at December 31, 2004:               $               $  2,100
        11,655,000 shares at September 30, 2005;                 2,100
     Additional Paid In Capital                                     0                0
     Accumulated deficit during development stage             (48,802)         (40,563)
                                                             ________         ________
            Total stockholders' equity                       $(46,702)        $(38,463)
                                                             ________         ________
                   Total liabilities and
                   stockholders' equity                      $      0         $      0
                                                             ========         ========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Nine months ended                  Years Ended                   Dec. 6, 1996
                                  September 30,     September 30,     December 31,     December 31,      (inception) to
                                           2005             2004             2004             2003     September 30, 2005
                                  _____________     ____________     ____________     ____________     __________________

Revenues                             $        0       $        0       $        0       $        0       $        0

Cost of revenue                               0                0                0                0                0
                                     __________       __________       __________       __________       __________
           Gross profit              $        0       $        0       $        0       $        0       $        0
General, selling and
   administrative expenses                  725            2,715            2,840               85           48,802
                                     __________       __________       __________       __________       __________
           Operating (loss)            $   (725)      $   (2,715)      $   (2,840)      $      (85)         (48,802)

Nonoperating income (expense)                 0                0                0                0                0
                                     __________       __________       __________       __________       __________
   Net (loss)                        $     (725)      $   (2,715)      $   (2,840)      $      (85)      $  (48,802)
                                     ==========       ==========       ==========       ==========       ==========
   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $     (0.00)      $    (0.00)      $    (0.00)
                                     ==========       ==========       ==========       ==========       ==========
   Average number of shares
   of common stock outstanding       11,655,000       11,655,000       11,655,000       11,655,000       11,655,000
                                     ==========       ==========       ==========       ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                           (Deficit)
                                                Common Stock             Additional         During
                                           _______________________        Paid-In         Development
                                            Shares          Amount        Capital            Stage
                                           _________       _______       __________       ___________

December 10, 1996, issue
    common stock                           2,100,000       $ 2,100        $     0          $      0
Net (loss), December 31, 1996                                                                (2,100)
                                           _________       _______        _______          ________
Balance, December 31, 1996                 2,100,000       $ 2,100        $     0          $ (2,100)
Net (loss), December 31, 1997                                                                     0
                                           _________       _______        _______          ________
Balance, December 31, 1997                 2,100,000       $ 2,100        $     0          $ (2,100)
Net (loss), December 31, 1998                                                                     0
                                           _________       _______        _______          ________
Balance, December 31, 1998                 2,100,000       $ 2,100        $     0          $ (2,100)

September 3, 1999, changed from no
    par value to $.001                                      (2,079)         2,079

September 3, 1999, forward stock
    100:1                                                    2,079         (2,079)

Net (loss), December 31, 1999                                                                (2,075)
                                           _________       _______        _______          ________
Balance, December 31, 1999                 2,100,000       $ 2,100        $     0          $ (4,175)

Net (loss), December 31, 2000                                                               (25,464)
                                           _________       _______        _______          ________
Balance, December 31, 2000                 2,100,000       $ 2,100        $     0          $(29,639)

Net (loss), December 31, 2001                                                                (4,624)
                                           _________       _______        _______          ________
Balance, December 31, 2001                 2,100,000       $ 2,100        $     0          $(34,263)

Net (loss), December 31, 2002                                                                (3,375)
                                           _________       _______        _______          ________
Balance, December 31, 2002                 2,100,000       $ 2,100        $     0          $(37,638)

Net (loss), December 31, 2003                                                                   (85)
                                           _________       _______        _______          ________
Balance, December 31, 2003                 2,100,000       $ 2,100        $     0          $(37,723)

Net (loss), December 31, 2004                                                                (2,840)
                                           _________       _______        _______          ________
Balance, December 31, 2004                 2,100,000       $ 2,100        $     0          $(40,563)

August 15, 2005, stock dividend
declared; 4.55 for each 1 held             9,555,000

Net (loss) January 1, 2005 to
September 30, 2005                                                                           (8,239)
                                           _________       _______        _______          ________
Balance, September 30, 2005               11,655,000       $ 2,100        $     0          $(48,802)
                                          ==========       =======        =======          ========



                 See Accompanying Notes to Financial Statements.



                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                        Nine months ended                   Years Ended                  Dec. 6, 1996
                                  September 30,    September 30,     December 31,     December 31,      (inception) to
                                           2005             2004             2004             2003    September 30, 2005
                                  _____________    _____________     ____________     ____________    __________________

Cash Flows From
Operating Activities
    Net (loss)                       $   (8,239)      $   (2,715)      $(2,840)          $ (85)          $(48,802)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable              0             (255)         (255)             85                  0
                                     __________       __________       _______           _____           ________
         Net cash (used in)
            operating activities     $   (8,239)      $   (2,970)      $(3,095)          $   0           $(48,802)
                                     __________       __________       _______           _____           ________
Cash Flows From
Investing Activities                 $        0       $        0       $     0           $   0           $      0
                                     __________       __________       _______           _____           ________


Cash Flows From
Financing Activities
    Issuance of common stock                  0                0             0               0              2,100
    Increase in officers advances         8,239            2,970         3,095               0             46,702
                                     __________       __________       _______           _____           ________
         Net cash (used in)
            financing activities     $    8,239       $    2,970       $ 3,095           $   0           $ 48,802
                                     __________       __________       _______           _____           ________


         Net increase (decrease)
            in cash                  $        0       $        0       $     0           $   0           $      0

Cash, beginning of period                     0                0             0               0                  0
                                     __________       __________       _______           _____           ________
Cash, end of period                  $        0       $        0       $     0           $   0           $      0
                                     ==========       ==========       =======           =====           ========




                 See Accompanying Notes to Financial Statements.

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2005 and 2004, and December 31, 2004 and 2003.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


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

On August 15, 2005, the Company's Board of Directors declared a 4.55 for 1 common stock dividend to the shareholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 to 11,655,000. Prior period information has been restated to reflect the stock dividend.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2005, 2004, 2003 and since inception. As of September 30, 2005, 2004, and since inception, the Company had no dilutive potential common shares.

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

                           DAZZLING INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2005, AND DECEMBER 31, 2004


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

Liquidity.

          As of September 30, 2005, we had total liabilities of $46,702 and we had a negative net worth of $46,702. As of December 31, 2003, we had total liabilities of $38,463 and a negative net worth of $38,463.

          We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended September 30, 2005. We have a loss from inception through December 31, 2004 of $40,563 and a loss from inception through September 30, 2005 of $48,802. The increase for the nine months then ended was $8,239.

          We have officer's advances of $46,702 from inception to September 30, 2005. The officer's advances as of December 31, 2001 were $38,463 or an increase for the nine months then ended of $8,239.

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

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information

Board Meeting.

          Our board of directors held two meetings during the period covered by this current report.

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


Dated:  October 20, 2005            DAZZLING INVESTMENTS, INC.


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