Form 10QSB/A
period 2005-09-30
YARRAMAN WINERY, INC.
filed 2005-12-12
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

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

        At September 30, 2005, and as of the date hereof, there were outstanding 11,655,000 shares of the Registrant's Common Stock, $.001 par value.

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


Dated:  December 12, 2005           DAZZLING INVESTMENTS, INC.


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