Form 10QSB
period 2005-12-31
YARRAMAN WINERY, INC.
filed 2006-02-14
CIK 1096655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                / /TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        Commission File Number: 000-28865

                              YARRAMAN WINERY, INC.
              (Exact name of small business issuer in its charter)

               Nevada                                  88-0373061
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

                                700 Yarraman Road
                                     Wybong
                               Upper Hunter Valley
                         New South Wales, Australia 2333
                    (Address of Principal Executive Offices)

                                (61) 2 6547-8118
                                ----------------
                           (Issuer's Telephone Number)

                      Former Fiscal Year Ended December 31
                      ------------------------------------
           (Former Name and Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/

There were 25,000,000 shares of the Issuer's common stock outstanding on February 13, 2006.

Transitional Small Business Disclosure Format (check one): YES / /   NO /X/

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION................................................2

      ITEM 1.     FINANCIAL STATEMENTS........................................2

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..22

      ITEM 3.     CONTROLS AND PROCEDURES....................................28

PART II - OTHER INFORMATION..................................................29

      ITEM 1.     LEGAL PROCEEDINGS..........................................29

      ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                  PROCEEDS...................................................29

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES............................29

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........29

      ITEM 5.     OTHER INFORMATION..........................................30

      ITEM 6.     EXHIBITS...................................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      YARRAMAN WINERY, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2005

                                Table of Contents
Financial Statements:

Condensed Consolidated Statements of Financial Position                       3

Condensed Consolidated Statements of Operations                               4

Condensed Consolidated Statements of Cash Flow                                5

Condensed Consolidated Statements of Changes in Stockholders' Equity          6

Notes to Condensed Consolidated Financial Statements                          7

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
   (FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                         December 31, 2005
                                                            (Unaudited)       June 30, 2005
                                                         -----------------    -------------
Current Assets
      Cash and cash equivalents                                   $168,706          $43,723
      Accounts receivable, net                                     575,897          730,248
      Inventory                                                  4,444,644        2,327,328
      Note receivable                                            1,500,000                0
      Other receivables                                            198,208          137,627
      Other assets                                                 123,599          116,233
                                                         -----------------    -------------

              Total Current Assets                               7,011,054        3,355,159
                                                         -----------------    -------------

Fixed Assets, net                                                4,141,923          350,892
                                                         -----------------    -------------

              Total Fixed Assets                                 4,141,923          350,892
                                                         -----------------    -------------

Other Assets
      Intangible asset                                             182,525               --
                                                         -----------------    -------------

              Total Other Assets                                   182,525               --
                                                         -----------------    -------------

      Total Assets                                             $11,335,502       $3,706,051
                                                         =================    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                       $952,046         $778,273
      Long term debt, current portion                               48,662                0
      Due to related party                                       2,745,621        2,048,650
                                                         -----------------    -------------

      Total Current Liabilities                                  3,746,329        2,826,923
                                                         -----------------    -------------

Long-term debt, net of current portion                           4,191,019               --
                                                         -----------------    -------------

      Total Liabilities                                          7,937,348        2,826,923
                                                         -----------------    -------------

Stockholder's Equity

      Common stock, $.001  par value,
        25,000,000 shares authorized and 25,000,000
        and 2,100,000 shares outstanding, respectively              25,000            2,100
      Additional paid in capital                                 4,565,424        1,723,651
      Other comprehensive income                                   156,276          134,288
      Retained earnings (deficit)                               (1,348,546)        (980,911)
                                                         -----------------    -------------

      Total Stockholder's Equity                                 3,398,154          879,128
                                                         -----------------    -------------

      Total Liabilities and Stockholder's Equity                11,335,502       $3,706,051
                                                         =================    =============

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
   (FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                               ----------------------------    ----------------------------
                                               December 31,    December 31,    December 31,    December 31,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------

Sales, net                                         $309,040        $320,675      $1,014,755        $716,964

Cost of sales                                       151,343         177,213         790,937         406,109
                                               ------------    ------------    ------------    ------------

      Gross profit                                  157,697         143,462         223,818         310,854

Selling, general and administrative expenses        315,487         349,083         602,062         602,969
                                               ------------    ------------    ------------    ------------

      Loss from operations                         (157,790)       (205,622)       (378,244)       (292,115)
                                               ------------    ------------    ------------    ------------

Other (Income) Expense
      Interest income                                  (538)           (802)         (1,022)         (2,800)
      Interest expense                                1,241           9,952           1,295          12,286
      (Gain)/loss on foreign currency                (8,348)              0         (10,882)              0
                                               ------------    ------------    ------------    ------------

      Total Other (Income) Expense                   (7,645)          9,150         (10,609)          9,486
                                               ------------    ------------    ------------    ------------

      Income/(loss) before income taxes            (150,145)       (214,771)       (367,635)       (301,601)

Provision for income taxes                                0               0               0               0
                                               ------------    ------------    ------------    ------------

      Net income (loss)                           $(150,145)      $(214,771)      $(367,635)      $(301,601)
                                               ============    ============    ============    ============


      Net loss per share (basic and diluted)
           Basic                                    ($0.008)        ($0.012)        ($0.020)        ($0.016)
           Diluted                                  ($0.008)        ($0.012)        ($0.020)        ($0.016)

      Weighted average number of shares
           Basic                                 19,038,458      18,496,500      18,767,479      18,496,500
           Diluted                               19,038,458      18,496,500      18,767,479      18,496,500

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
   (FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                             ----------------------------
                                                             December 31,    December 31,
                                                                 2005            2004
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                  $(367,635)       (301,601)

Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation                                                 32,950          48,555
      Translation adjustments                                     113,305          (5,209)
      Decrease (Increase) in account receivables                  154,351        (317,700)
      Decrease (Increase) in inventory                            (52,341)       (806,823)
      Decrease (Increase) in other receivables                    (60,581)        (56,688)
      Decrease (Increase) in other assets                          (7,366)        (36,670)
      (Decrease) Increase in accounts payable
        and accrued expenses                                      173,773         (75,208)
                                                             ------------    ------------

      Total Adjustments                                           354,091      (1,249,743)
                                                             ------------    ------------

      Net cash used in operations                                 (13,544)     (1,551,344)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of fixed assets                                   (118,094)       (151,004)
                                                             ------------    ------------

      Net cash used in investing activities                      (118,094)       (151,004)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Collection on note receivable                               500,000               0
      Payment on notes payable                                          0        (147,353)
      Proceeds from (payment of) loan from related parties       (243,379)      1,613,655
                                                             ------------    ------------

      Net cash provided by financing activities                   256,621       1,466,302
                                                             ------------    ------------

      Net change in cash and cash equivalents                     124,983        (236,046)
                                                             ------------    ------------

      Cash and cash equivalents at beginning of year               43,723         164,121
                                                             ------------    ------------

      Cash and cash equivalents at end of period                 $168,706        ($71,925)
                                                             ============    ============

      Supplemental cash flows disclosures:


        Interest payments                                          $1,295         $12,286
                                                             ------------    ------------


        Non cash transactions:
            Purchase of assets from former parent
              Assets purchased                                 $5,569,193              $0
              Liabilities assumed                              (4,239,681)              0
              Payable to former parent                           (416,887)              0
              Contribution to capital                            (912,625)              0
                                                             ------------    ------------
                                                                      ($0)             $0
                                                             ============    ============

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
  (FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                 Common Stock        Additional         Other
                                             ---------------------     Paid-In      Comprehensive     Retained
                                               Shares      Amount      Capital          Income        Earnings         Total
                                             ----------   --------   -----------    --------------   -----------    -----------

Balance at June 30, 2004                      2,100,000     $2,100    $1,723,651           $19,913     $(603,613)    $1,142,051
Other comprehensive income                                                                 114,375                      114,375
Stock transactions in reverse acquisition    16,396,500     16,397       (16,397)                                             0
Net income year ended June 30, 2005                                                                     (377,298)      (377,298)
                                             ----------   --------   -----------    --------------   -----------    -----------

Balance at June 30, 2005                     18,496,500    $18,497    $1,707,255          $134,288     $(980,911)      $879,128

Recapitalization as result of merger                                     (47,952)                                       (47,952)
Additional capital from former stockholder                               912,625                                        912,625
Stock issued for finders fee                  1,250,000      1,250        (1,250)                                             0
Sale of stock                                 5,253,500      5,254     1,994,747                                      2,000,000
Other comprehensive income                                                                  21,988                       21,988
Net income(loss) for the six months
  ended December 31, 2005                                                                               (367,635)      (367,635)
                                             ----------   --------   -----------    --------------   -----------    -----------

Balance at December 31, 2005                 25,000,000    $25,000    $4,565,424          $156,276   ($1,348,546)    $3,398,154
                                             ==========   ========   ===========    ==============   ===========    ===========

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 1 - NATURE OF OPERATIONS

Yarraman Winery, Inc., formerly Dazzling Investments, Inc. ("Company") was incorporated on December 6, 1996 under the laws of the State of Nevada.

On December 22, 2005, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Yarraman Estate Pty Limited, a privately owned Australian company ("Yarraman Australia"), and the beneficial owners of all of Yarraman Australia's shares, (the "Shareholders") and Delta Dawn Pty Limited as trustee of the Yarraman Road Trust (the "Trust"), the nominal holder of such shares, pursuant to which the Registrant acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 shares of common stock of the Company (the "Shares") to the Trustee (the "Share Exchange") for the benefit of the Shareholders.

As a result of the Share Exchange, Yarraman Australia became a wholly-owned subsidiary of the Company.

Yarraman Estate is an Australian winery with a distinguished history and an international reputation for outstanding quality wines.

Originally established by Penfolds in the late 1950's as their Dalwood Estate, Yarraman Estate boasts close to 80 hectares (200 acres) of vines, many over 40 years old and therefore capable of producing the highest intensity fruit and thus the highest quality wines.

The Company produces and sells premium, super premium and ultra premium varietal wines. The Company's wines are made from grapes grown at its vineyard (the "Vineyard") and from grapes purchased from other Australian vineyards. The grapes are crushed, fermented and made into wine at the Company's winery (the "Winery") and the wines are sold principally under the Company's Yarraman Estate Vineyard, Black Cypress, Banjo and Down Under labels. The Company's Vineyard and Winery are located on 200 acres of land in the Upper Hunter Valley, approximately 200 miles north of Sydney, Australia.

Yarraman operates in an industry characterized by significant competition. The Company will need additional investments and funding in order to complete the development and improvements necessary for growth and planned operations.

On February 3, 2006, the Company voted to change its fiscal year end from December 31 to June 30.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by Yarraman Winery, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2006, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's 8K filing regarding the merger transaction on December 22, 2005.

Basis of Consolidation

The consolidated financial statements for 2005 and 2004 include the accounts of Yarraman Winery, Inc. and its wholly owned subsidiary Yarraman Estate Pty Limited, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when the product is shipped and title passes to the customer. The Company's standard terms are 'FOB' shipping point, with no customer acceptance provisions. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company's retail location is recognized at the time of sale. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. Revenues are recognized net of the amount of goods and services tax (GST) payable to the Australian taxing authority. The company also receives processing revenue which represents fees charged to contract process fruit for other winemaking companies. It is recognized when the service is provided to the customer.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections, and management's evaluation of existing economic conditions.

Segment Reporting

The Company has a single operating segment consisting of the retail, domestic and international, sales departments. These departments have similar economic characteristics, offer the same products to customers, utilize the same production facilities and processes and have similar customer types and distribution methods.

Fair Value of Financial  Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities: The carrying amounts of these items are a reasonable estimate of their fair values.

Inventories

The annual crop and production costs relating thereto are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements; maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization are removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

      Land improvements         15 years
      Winery building           30 years
      Equipment                5-7 years

Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations. The Company reviews the carrying value of investments for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable.

Intangible Assets

Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the period ended December 31, 2005.

Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of December 31, 2005, there are no matters that warrant disclosure in the financial statements.

Advertising

Advertising costs are expensed in the period incurred.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns, and recoverability of long-term assets.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. Concentration of credit risk with respect to trade accounts receivable are from customers located throughout the world. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented, but are not calculated as part of the earnings per share.

Income Taxes

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes, because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109 "Accounting for Income Taxes".

Exchange Gain (Loss)

As of December 31, 2005, the transactions of Yarraman Estate Pty Limited were denominated in a foreign currency and are recorded in Australian Dollar ("AUD") at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment

As of December 31, 2005, the accounts of Yarraman Estate Pty Limited were maintained, and their financial statements were expressed, in AUD. Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

As of December 31, 2005 the exchange rate between AUD and the USD was NTD$1=USD$0.73010. The weighted-average rate of exchange between NTD and USD was NTD$1=USD$0.75228. Total translation adjustment recognized as of December 31, 2005 is $156,276.

New Accounting Pronouncements

In January 2003, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities ("VIE's") for which they are the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN46 and FIN46R, had no material impact on the Company's financial statements.

On July 16, 2004 the FASB ratified the Emerging Issues Task Force ("EITF") consensus of Issue 02-14, "Whether the Equity Method of Accounting Applies when an Investor Does Not Have an Investment in Voting Stock of an Investee but
Exercises Significant Influence through Other Means" ("EITF 02-14"). The consensus concluded that an investor should apply the equity method of accounting when it can exercise significant influence over an entity through a means other than holding voting rights. EITF 02-14 is effective for reporting periods beginning after September 2004. The adoption of EITF 02-14 did not have a material impact on the Company's financial statements.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after September 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have no material impact on the Company's financial statements.

In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. EITF 04-08 will have no material impact on the Company's financial statements.


In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 3 -CASH

The Company maintains its cash balances at various banks in Australia. The Company deposits funds only in institutions that they believe to be financially sound.

NOTE 4 - FIXED ASSETS

      Fixed assets consist of the following:

                           December 31, 2005    June 30, 2005
                           -----------------    -------------
Leasehold improvements               $31,566          $32,945
Land                                 728,335                0
Vines                                 44,429           44,528
Plant and equipment                3,444,142          336,450
Computer equipment                    49,073           37,279
Furniture and fixtures                18,888           19,340
                           -----------------    -------------

                                   4,316,433          470,542

Accumulated depreciation            (174,510)        (119,650)
                           -----------------    -------------

                                  $4,141,923         $350,892
                           =================    =============

NOTE 5 - INVENTORY

      Inventory consists of the following:



                                              December 31, 2005   June 30, 2005
                                              -----------------   -------------
Winemaking and packaging materials                      $54,605         $74,716

Work in progress (costs related to
unprocessed and/or unbottled wine products)           4,057,371       1,864,134

Finished goos (bottled wine)                            332,668         388,478
                                              -----------------   -------------

Total                                                $4,444,644      $2,327,328
                                              =================   =============


NOTE 6 - ANNUAL LEAVE

The provision for employee benefits to annual leave represents the value of the estimated future cash outflows to be made resulting from employees' services provided to the reporting dates based on their current wage rate. As of December 31, 2005 annual leave liability existed in the amount of $36,124.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with Yarraman Road Trust (its "Parent"), various unit holders of Yarraman Road Trust, related entities of unit holders of Yarraman Road Trust and officers of the Company. These transactions are disclosed in full here and in general are considered not to be based on arms length transactions.

The Company leased approximately 200 acres of vineyards and related plant and equipment from its parent, the Yarraman Road Trust. Terms of the agreement call for annual payment of $285,000 AUD plus GST of $28,500 AUD, approximately $239,000 USD. The lease began on July 1, 2003 and terminated on December 22, 2005 when the Company purchased the vineyard and related plant and equipment.

The Company pays its former Parent approximately $34,000 per month for the use of additional vineyard land also located in Australia. The Company is currently working on a formal agreement regarding this land.

The Company has received non interest bearing loans from its former Parent to fund operations and purchase assets. The loan balances as of December 31, 2005 were $2,745,621. The amounts have been recorded as current liabilities and are due upon demand.

Unit Holders and Directors of the Company and of its former Parent were provided wine during the six months ended December 31, 2005 valued at $21,204.

The Company had wine sales to entities related to various Unit Holders of its former Parent totaling $2,197 during the six months ended December 31, 2005.

The Company paid consulting fees to one of the Unit Holders of its former Parent in the amount of $41,375 during the six months ended December 31, 2005. The Company also had a liability to this individual related to the consulting fee of $15,422 as of December 31, 2005.

During the six months ended December 31, 2005 the Company included in its revenue fees for wine making and storage of wine of $446,878 to a company in which they have a joint venture agreement. See Note 8.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

On December 16, 2005 the Company purchased from its former parent, the Yarraman Road Trust (YRT), certain assets including land, buildings and equipment and water license rights by assuming certain debt (Note 10), capital leases (Note
10), contributions to capital by YRT and a liability to YRT. No cash was exchanged. See the summary below:


Assets purchased            $5,569,193
Liabilities assumed         (4,239,681)
Payable to former parent      (416,887)
Contribution to capital       (912,625)
                           -----------
Net                                 $0
                           ===========


The Company's assets are also pledged as collateral for indebtedness of its prior Parent, the Yarraman Road Trust. As of December 31, 2005 the outstanding balance on this debt was $4,142,054. See Note 8.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased approximately 200 acres of vineyard land and plant and equipment from its parent, the Yarraman Road Trust, for $285,000 AUD per year plus GST of $28,500 AUD per year, approximately $239,000 USD. The lease was entered into on July 1, 2003 and is for a term of two years, but may continue past that date at the same rate until canceled by either party. This lease was terminated on December 22, 2005 when the Company purchased all property under this lease. Please see Note 7 - Related Party Transactions.

Grape Processing Arrangements

In January 2004 the Company entered into a Grape Processing Arrangement with two other Australian corporations for the 2004 harvest. The terms of the arrangement call for the Company to process the grape harvest provided by the other entities into bulk wine and provide safe storage. The agreement stipulates that for this service the Company will receive fifty percent (50%) of the proceeds of the sale of the bulk wine or finished wine. The Company also has the right to purchase up to fifty percent (50%) of the bulk wine for consideration of its services.

The Company exercised its right and purchased fifty percent (50%) of the related bulk wine prior to September 30, 2004.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Corporate Sponsorship

The Company entered into a five year Sponsorship Agreement beginning on April 1, 2004 with Luna Park Sydney. The terms of the sponsorship require the Company to pay $37,676 for year one, $41,444 for years two through four, and $48,979 for year five. In connection with the sponsorship, the Company receives the naming rights for one of the attractions and has the exclusive right to wine sales at the Luna Park Sydney facility.

In September 2005 the Company renegotiated its agreement with Luna Park. The terms now call for a payment of $46,341 for year two. For the remaining years three through five the fee will be calculated based on a formula related to the number of patrons attending the Luna Park Sydney facility.

Joint Venture Agreement

The Company is currently in negotiations with a firm in the United Kingdom to form a joint venture for the bottling, sale and distribution of its wines under private label in the United Kingdom. As of the date of this report no final agreement has been signed.

Guarantor

The assets of the Company have been pledged as collateral for indebtedness owed by its Parent, the Yarraman Road Trust, to a financial institution in Australia, the repayment of which the Company has guaranteed. The outstanding balance on this debt was $4,142,054 as of December 31, 2005.

NOTE 9 - COMMON STOCK

On August 15, 2005, the Company's Board of Directors' declared a 4.55 for 1 common stock dividend to the shareholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 shares to 11,655,000 shares.

On December 12, 2005, the Board of directors submitted to, and a majority of shareholders eligible to vote, approved a proposal that pursuant to the terms of a Share Exchange Agreement (the "Agreement"), the Company acquired all of the outstanding capital stock of Yarraman Australia in exchange for 15,000,000 shares of the Company's common stock to the Trustee (the "Transaction"). This issuance of the Company's common stock is intended to be exempt from registration under the Securities Act of 1933, as amended ("Securities Act").

In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 8,158,500 shares of the Company common stock resulting in 3,496,500 shares of common stock outstanding.

In connection with the Share Exchange, the Company issued 1,250,000 shares of common stock (the "Millhouse Shares") in exchange to MillhouseIAG Limited ("Millhouse") as a finder's fee.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 9 - COMMON STOCK (Continued)

On December 22, 2005, the Company entered into a stock purchase agreement (the "Purchase Agreement") with certain investors (the "Investors") for the sale of an aggregate of 5,253,500 shares of common stock (the "Share Sale") for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the "Notes"). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future.

All prior year information has been adjusted to reflect the stock cancellation and the stock dividend as of June 30, 2005.

NOTE 10 - LONG TERM DEBT

Loan

On December 21, 2005 the Company entered into a loan agreement with a financial institution located in Australia. The amount of the loan is $5,506,000 Australian Dollars, approximately $4,020,000 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance is due and payable on December 26, 2006. The loan is secured by certain assets of the Company as well as a guarantee by Delta Dawn and by a unit holder of Delta Dawn.

Leases

The Company is party to long-term, capital lease agreements for various equipments. The future aggregate minimum annual lease payments arising from these lease agreements as if the years ending June 30 are as follows:

      2006    $66,651
      2007    126,940
      2008     94,043
      2009     13,353
             --------
             $300,987
             ========

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 11 - STOCK EXCHANGE AGREEMENT

On December 22, 2005 the Company completed a Stock Exchange Agreement with Yarraman Estate Pty., Ltd. (an Australian Company). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

NOTE 12 - OTHER COMPREHENSIVE INCOME

Balances  of  related   after-tax   components   comprising   accumulated  other
comprehensive income (loss), included in stockholder's equity at December 31, 2005 are as follows:

                                  Foreign Currency       Accumulated Other
                               Translation Adjustment   Comprehensive Income
                               ----------------------   --------------------
Balance at June 30, 2005                     $134,288               $134,288
Change for 2005                                21,988                 21,988
                               ----------------------   --------------------
Balance at December 31, 2005                 $156,276               $156,276
                               ======================   ====================


NOTE 13 - GOING CONCERN

The Company has suffered recurring losses from operations, cash deficiencies and the inability to meets it's maturing obligations without borrowing from related parties and sale of its stock. These issues may raise substantial concern about its ability to continue as a going concern.

Management has prepared the following statement in order to address these and other concerns:

The Company has completed its merger with as stated in Note 11. Related to this merger the company has been able to sell 5,253,500 shares of stock for $2,000,000. This infusion of capital we believe will be sufficient enough to increase the working capital of the entity while we improve our operating results.

                      YARRAMAN WINERY, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2005

NOTE 14 - SUBSEQUENT EVENTS

On February 3, 2006, the Board of Directors of the Company and the holders of a majority of the Company's outstanding common stock voted to increase the number of authorized shares of its capital stock. Pursuant to this authorization, on or about March 17, 2006 (20 days after the mailing of the notice to shareholders regarding such amendment) the Company shall increase the number of authorized shares of its capital stock to 100,000,000 shares, of which ninety million
(90,000,000) shares are Common Stock, par value of $0.001, and ten million (10,000,000) shares are Preferred Stock, par value of $0.001, which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE CURRENT REPORT ON FORM 8-K FOR THE EVENTS OCCURRING ON DECEMBER 22, 2005.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We  believe  the  following  critical   accounting  policies  reflect  our  more
significant   estimates  and   assumptions   used  in  the  preparation  of  our
consolidated financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY - The annual crop and production costs relating thereto are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.

REVENUE RECOGNITION - The Company recognizes revenue when the product is shipped and title passes to the customer. The Company's standard terms are 'FOB' shipping point, with no customer acceptance provisions. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company's retail location is recognized at the time of sale. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. Revenues are recognized net of the amount of goods and services tax (GST) payable to the Australian taxing authority.

The company also receives processing revenue which represents fees charged in connection with contracts to process fruit for other winemaking companies. It is recognized when the service is provided to the customer.

CONTINGENCIES - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

NATURE OF THE OPERATIONS OF THE COMPANY

Background.

      We were incorporated on January 1, 1997 under the name Dazzling Investments, Inc. At the time of our formation, we intended to sell jewelry on the Internet, consisting of cubic zirconium stones mounted in various settings. As at December 31, 1996, all funds raised by the sale of shares of $.001 par value common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

      From January 1, 1997 until December 22, 2005, we were in the developmental stage and had no operations and could therefore be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

      On October 7, 2005, we caused to be formed a corporation under the laws of the State of Nevada called Yarraman Winery, Inc. and acquired one hundred shares of its common stock for cash. As such, Yarraman Winery, Inc. ("Merger Sub"), became our wholly-owned subsidiary.

      On December 6, 2005, Merger Sub was merged with and into us. As a result of the merger, our corporate name was changed to "Yarraman Winery, Inc." Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger the separate existence of Merger Sub had ceased. We were the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

      On December 22, 2005, we entered into a Share Exchange Agreement with Yarraman Estate Pty Ltd ("Yarraman Australia"), the shareholders of Yarraman Australia, Delta Dawn Pty Limited, as trustee of the Trust (the "Trustee") and our shareholders, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 of our shares (the "Shares") to the Trustee. Yarraman Australia became our wholly-owned subsidiary and, upon the issuance of the Shares, the Trustee owned 60% of the Shares. Through our wholly-owned subsidiary, Yarraman Australia, we operate our primary business, which consists of the operation of vineyards, wine production and distribution in Australia, United States, Canada, New Zealand, Hong Kong and throughout Europe.

Overview.

      We produce and sell premium (up to US$14), super-premium (up to US$20) and ultra-premium (over US$20) wines. Our wines are made at our state-of-the-art winery in New South Wales, Australia, where grapes are crushed, fermented and made into wine or blended with wines purchased from other vineyards for production of varietals. Wines are sold both in Australia and internationally, principally under our "Yarraman" label. The vineyards from where we produce our wines are located on land in two regions in the State of New South Wales, Australia - the Upper Hunter Valley and Gundagai. Prior to the restructuring described above, Yarraman Australia conducted business as Delta Dawn Pty Ltd, as trustee for the Yarraman Road Trust.

      We own approximately 632 acres in the Upper Hunter Valley, New South Wales. The Upper Hunter Wybong vineyard has a total of approximately 632 acres, of which 187 acres are under vine and approximately 13 acres are utilized for the winery. The land mostly comprises of black, sandy loam, alluvial soils along the creek frontage and adjacent slopes, rising to arable red loams with well drained plains and sandy slopes which extend to the sandstone ridges on the perimeter. The surplus acreage is used for pastures used primarily to produce mulch covers under the vines. Located on the property is the Wybong Creek, a perennial stream. Because of climate, soil and other grown conditions, the Upper Hunter Valley is ideally suited to growing superior quality Shiraz, Chardonnay, Merlot and Semillon wine grapes.

      Opened in 1967 on the Upper Hunter Wybong property, our winery currently has a 2,300 ton processing facility with the capacity to yield 160,000 cases. The winery utilizes current technology in its harvesting, production and packaging of its products. Over US$7.7 million (A$10.3 million) has been spent since 1994 on capital improvements to the winery and vineyard.

      We have entered into an oral arrangement to use the "Wirrilla Vineyard," located in the Gundagai region, which totals 1,312 acres located in a newly developed wine region in the southwest slopes of New South Wales. The land use arrangement is with Delta Dawn Pty Limited to whom we pay a monthly fee of approximately US$33,853 (AU$45,000) and have all rights to develop the land and utilize all fruit produced on the land. There is currently no term for the arrangement and management intends to enter into a written lease with Delta Dawn Pty Limited during the next six months of 2006. The Wirrilla Vineyard is located over two blocks of land comprising the Wirrilla Homestead and Wirrilla Point
Block, with 470 acres under vines. The Wirrilla Vineyard produces wines including Sauvignon Blanc, Semillon, Verdelho, Chardonnay, Merlot, Cabernet Sauvignon and Shiraz. The wines produced from this vineyard are used in our premium range of wines.

Our wines are distributed by independent companies in the following countries:

      -  Australia            - Canada
      -  USA                  - New Zealand
      -  Denmark              - Singapore
      -  Switzerland          - Germany
      -  Hong Kong            - United Kingdom
      -  Ireland              - Malaysia

      We export approximately 57% of our annual volume production whereas most competitors in the region export approximately 14% of its volume production. The grape production for a particular year will be reflected in sales revenue in approximately two years due to the fact that we record product from upon bottling and sales following the ageing time necessary in winemaking.

      In addition, we market and sell our wines through retail outlets in New South Wales, through mailing lists, and through distributors and wine brokers who sell in specific targeted areas outside of the state of New South Wales. As we have increased production volumes and achieved brand recognition, sales to other domestic markets have increased both in terms of absolute dollars and as a percentage of total company sales.

RESULTS OF OPERATIONS.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                  Six Months ended      Three Months ended
                                  December 31, 2005      December 31, 2005
                                    2005     2004           2005     2004
                                    ----     ----           ----     ----

      Revenue                       100%     100%           100%     100%
      Cost of Revenue                78%      57%            49%      55%

      Gross Profit                   22%      43%            51%      45%

      Other Income                    1%      (1)%            3%      (3)%
      General and administrative     59%      84%           102%     109%
      expenses

      Income before income tax      (36)%    (42)%          (48)%    (67)%
      Income tax expenses             0%       0%             0%       0%

      Net Income                    (36)%    (42)%          (48)%    (67)%

SIX MONTHS  ENDED  DECEMBER 31, 2005  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
2004

REVENUE. Revenue was $1,014,755 in the six months ended December 31, 2005 compared to $716,964 in the six months ended December 31, 2004. The increase in revenues in the 2005 period is attributable to a 41% increase in wholesale domestic sales, offset in part by a reduction in export sales of $233,000 (66%) compared to the previous year. Management believes that sales to the United
States and Canada were down significantly due to poor performance by distributors and is currently working towards improving market penetration in the United States by appointing new distributors and revising product strategies. Domestic wine sales increased primarily due to volume increases. Revenue in the current six months was also higher due to $446,878 attributable to a packaging and bottling contract with Whinners Pty. Limited ("Whinners"), one of the unitholders of Delta Dawn Pty Limited. Total case sales of bottled wine in the six months ended December 31, 2005 were 9,745 compared to 11,314 cases in six months ended December 31, 2004. We bottle wine as necessary to meet demand or to make room in our tanks. In the six months ended December 31, 2005, we bottled 44,066 cases, of which 38,538 cases were sold directly to Whinners in connection with our packaging and bottling contract. The decrease in the number of cases sold during the six months ended December 31, 2005 was due to an increase in competition in the export markets we target.

COST OF REVENUE. Cost of revenue was $790,937 in the six months ended December 31, 2005 compared to $406,109 in the six months ended December 31, 2004 as a result of the increase in product volumes and changes in product mix. As a percentage of revenue, cost of revenue was 78% in the six months ended December 31, 2005 compared to 57% in the six months ended December 31, 2004. The increase is primarily due to the contract winemaking for Whinners, which is a low-margin activity for the us. Gross profit was $223,818 in the six months ended December 31, 2005 compared to $310,854 in the six months ended December 31, 2004. As a percentage of revenues, gross profit decreased to 22% in the six months ended December 31, 2005 from 43% in the six months ended December 31, 2004.

OTHER INCOME. Other income was $10,609 in the six months ended December 31, 2005 compared to $(9,686) in the six months ended December 31, 2004. The increase was primarily attributable to the foreign exchange gain made on sales made in Canadian dollars and subsequent movements in the Australian dollar against Canadian dollar prior to the receipt of payment from the customer. Interest expense also decreased compared to the six months ended December 31, 2004. As a percentage of revenue, other income increased to 1% in the six months ended December 31, 2005 from (1)% in the six months ended December 31, 2004.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses were $602,062 in the six months ended December 31, 2005 compared to $602,969 in the six months ended December 31, 2004. This slight decrease was primarily attributable to non-recurring advertising and promotion costs associated with a spring promotion in Australia during the six months ended December 31, 2004, offset almost entirely by higher salary wages in sales and administrative areas due to additional sales representatives being appointed to assist development of markets in 2005. During the six months ended December 31, 2005, we appointed new executive management who has experience with managing listed companies in the United States. These new members of management are paid a salary and we plan to enter into an employment agreement with, and such agreement may provide for additional compensation and perquisites. As a percentage of revenues, sales, general and administrative expenses decreased to 59% in the six months ended December 31, 2005 from 84% in the six months ended December 31, 2004 primarily due to the winemaking contract described above.

INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES. Loss before income tax was $(367,635) in the six months ended December 31, 2005 compared to a loss of $(301,601) in the six months ended December 31, 2004. This increase in loss was attributable to the lower gross profit achieved in the current year due to product mix resulting in lower bottled wine sales compared to the six months ended December 31, 2004.

NET INCOME (LOSS). Net Loss was $(367,635) in the six months ended December 31, 2005 compared to $(301,601) in the six months ended December 31, 2004. This increase is attributable to the reasons set forth above.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

REVENUE. Revenue was $309,040 in the three months ended December 31, 2005 compared to $320,675 in the three months ended December 31, 2004. The decrease in revenue in the three-month period is attributable a significant reduction in export sales (67%), particularly to the United States, offset by an increase in domestic sales of 37%. Management is currently reviewing distribution channels with a goal of expanding the number of distribution outlets for its products. In conjunction with expanding market penetration, product range and strategy are also being reviewed. Total case sales of bottled wine in the three months ended December 31, 2005 were 5,764 compared to 4,662 cases for the three months ended December 31, 2004. Sales were higher for our Classic Hunter range during the three months ended December 31, 2005. This range is sold in cases of six bottles rather than twelve bottles, as a result, there was a decrease in revenue despite an increase in the number of cases sold compared with the three months ended December 31, 2004.

COST OF REVENUE. Cost of revenue was $151,343 in the three months ended December 31, 2005 compared to $177,213 in the three months ended December 31, 2004 as a result of a higher proportion of domestic sales in the Classic Hunter range which has lower per unit costs. As a percentage of revenue, cost of revenue was 49% in the three months ended December 31, 2005 compared to 55% in the three months ended December 31, 2004. Gross profit was $157,697 in the three months ended December 31, 2005 compared to $143,462 in the three months ended December 31, 2004. As a percentage of revenue, gross profit increased to 51% in the three months ended December 31, 2005 from 45% in the three months ended December 31, 2004.

OTHER INCOME. Other income was $7,645 in the three months ended December 31, 2005 compared to $(9,150) in the three months ended December 31, 2004. The increase was primarily attributable to the foreign exchange gain made on sales in Canadian dollars. Interest expense also decreased compared to the six months ended December 31, 2004. As a percentage of revenue, other income increased to 2% in the three months ended December 31, 2005 from (3) % in the three months ended December 31, 2004.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses were $314,191 in the three months ended December 31, 2005 compared to $349,083 in the three months ended December 31, 2004. This decrease was primarily attributable to non-recurring advertising and promotion costs associated with a spring promotion in Australia during the six months ended December 31, 2004, partially offset by higher salary and wages in sales and administrative areas due to additional sales representatives being appointed to assist development of markets. As a percentage of revenue, sales, general and administrative expenses decreased to 102% in the three months ended December 31, 2005 from 109% in the three months ended December 31, 2004.

INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES. Loss before income tax was $(148,849) in the three months ended December 31, 2005 compared to $(214,771) in the three months ended December 31, 2004. This decrease in loss was attributable to the increase in gross profit margins resulting from product mix and a decrease in selling, general and administrative expenses attributable to non-recurring advertising and promotion costs in the three months ended December 31, 2004.

NET INCOME (LOSS). Net Loss was $(148,849) in the three months ended December 31, 2005 compared to $(214,771) in the three months ended December 31, 2004. This decrease is attributable to the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had $168,706 of cash and cash equivalents and $3,246,725 of working capital as compared to $(71,925) and $649,047, respectively, at December 31, 2004. Our cash position at December 31, 2004 was negative as a result of several payments received during December 2004 which were not deposited until January 2005.

Management believes we have sufficient cash and cash equivalents for the next six months of operations. Cash flow from operations is expected to increase as a result of expansion of distribution channels, particularly in the United States and review of market strategy. As of December 31, 2005 we held a note receivable of $1,500,000 which is planned to be redeemed over the next five months. Of the balance on the note, $500,000 was collected prior to January 31, 2006, leaving a remaining balance of $1,000,000.

Management believes that after the first six month period, and if the entire note balance is collected, increases in revenue achieved from the expansion of markets will be re-invested into operations funding our ongoing capital requirements and provide sufficient capital for the remainder of our fiscal year.

Management also intends to refinance its current long term loan of $4,368,480 at a significant lower interest rate which management believes will further increase the amount cash flow as a result of savings on loan payments. Management believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

ITEM 3. CONTROLS AND PROCEDURES

      Under  the  supervision  and  with  the  participation  of  the  Company's management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

      Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On December 22, 2005, the Company entered into a stock purchase agreement (the "Purchase Agreement") with certain investors (the "Investors") for the sale of an aggregate of 5,253,500 shares of common stock (the "Share Sale") for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the "Notes"). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. Pursuant to the Purchase Agreement, the Registrant has granted the Investors rights of first refusal on financing the Registrant may do in the future.

      In connection with the Share Exchange, the Registrant issued 1,250,000 shares of common stock (the "Millhouse Shares") in exchange to MillhouseIAG Limited ("Millhouse") as a finders fee.

      The Shares and the Millhouse Shares have not been and will not be registered under the Securities Act, and, if in the future the Investors or Millhouse decide to offer, resell, pledge or otherwise transfer the Shares, such Shares may be offered, resold, pledged or otherwise transferred only (A) pursuant to an effective registration statement filed under the Act, (B) to non-U.S. persons in an offshore transaction in accordance with Rule 904 and 905 of Regulation S under the Securities Act, or (C) pursuant to an exemption from registration under the Act provided by Rule 144. The net proceeds from the Share Sale and the Millhouse Share Purchase received upon repayment of the promissory notes by the investors will be used for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On December 12, 2005, the Board of directors submitted to and a majority of shareholders eligible to vote approved a proposal that pursuant to the terms of a Share Exchange Agreement (the "Agreement"), the Company acquired all of the outstanding capital stock of Yarraman Australia in exchange for the Company's issuance of 15,000,000 shares of the Company's Common Stock to the Trustee (the "Transaction"). This issuance of the Company's shares of Common Stock is intended to be exempt from registration under the Securities Act of 1933, as amended ("Securities Act"). Concurrently with the Closing, the Company will issue an aggregate of 5,253,500 shares of Common Stock to a number of private investors in exchange for $2 million in aggregate principal amount of promissory notes. In addition, the Company issued 1,250,000 shares as a finders fee to MillhouseIAG Limited.

      In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 8,158,500 shares of the Company's Common Stock resulting in 3,496,500 shares of the Company's Common Stock outstanding at the Closing. Accordingly, immediately following the Closing and the issuances described above, the Trustee will own approximately 60% of the issued and outstanding shares of the Company's Common Stock, and the existing stockholders of the Company will own 40% of the issued and outstanding shares of the Company's Common Stock.

      Shareholders holding approximately 69% of the Company's outstanding shares consented to consummation of the Transaction. An information statement was distributed to the other shareholders of the Company on December 12, 2005.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number                                Description
-------     --------------------------------------------------------------------

31.1        Certification   of  Chief   Executive   Officer   pursuant  to  Rule
            13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         YARRAMAN WINERY, INC.

Date:  February 14, 2006                 By: /s/ Andrew Lyon
                                             ---------------
                                             Andrew Lyon
                                             Chief Executive Officer

Date:  February 14, 2006                 By: /s/ John Wells
                                             --------------
                                             John Wells
                                             Chief Financial Officer