Form 10QSB
period 2006-03-31
YARRAMAN WINERY, INC.
filed 2006-05-15
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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
(Issuer’s Telephone Number)

(Former Name and Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 25,000,000 shares of the Issuer’s common stock outstanding on May 12, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006

Table of Contents

Financial Statements:

Unaudited Condensed Consolidated Balance Sheet	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flow	6

Notes to unaudited Condensed Consolidated Financial Statements	7

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

March 31, 2006
(Unaudited)
Current Assets
Cash and cash equivalents	$105,355
Accounts receivable, net	560,107
Inventory	4,094,880
Note receivable	750,000
Other receivables	213,316
Other assets	117,909

Total Current Assets	5,841,567

Property, plant and equipment, net	3,945,246

Other Assets
Intangible asset	177,750

Total Other Assets	177,750

Total Assets	$9,964,563

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$909,766
Capital leases, current portion	19,087
Due to related party	56,524

Total Current Liabilities	985,377

Capital leases, net of current portion	187,240
Related party debt	1,995,837
Long-term debt	3,980,919

6,163,996

Total Liabilities	7,149,373

Stockholder's Equity

Common stock, $.001 par value,
25,000,000 shares authorized and outstanding	25,000
Additional paid in capital	4,594,537
Other comprehensive income	(60,840)
Accumulated deficit	(1,743,507)

Total Stockholder's Equity	2,815,190

Total Liabilities and Stockholder's Equity	9,964,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Sales, net	$290,782	$414,753	$1,305,537	$1,131,717

Cost of sales	184,766	156,789	975,703	562,898

Gross profit	106,016	257,964	329,834	568,819

Selling, general and administrative expenses	511,419	254,600	1,113,481	857,569

Income (loss) from operations	(405,403)	3,364	(783,647)	(288,750)

Other (Income) Expense
Interest income	(31,559)	524	(32,581)	(2,276)
Interest expense	179,036	243	180,331	12,529
Inventory adjustment gain under grape processing agreement	(152,081)	0	(152,081)	0
(Gain)/loss on foreign currency	(5,838)	(3,276)	(16,720)	(3,276)

Total Other (Income) Expense	(10,442)	(2,509)	(21,051)	6,977

Net income (loss)	$(394,961)	$5,873	$(762,596)	$(295,727)

Net loss per share (basic and diluted)
Basic	($0.02)	$0.00	($0.03)	($0.02)
Diluted	($0.02)	$0.00	($0.03)	($0.02)

Weighted average number of shares
Basic	25,000,000	18,496,500	23,554,778	18,496,500
Diluted	25,000,000	18,496,500	23,554,778	18,496,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Periods Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(762,596)	(295,727)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	186,430	72,397
Gain on settlement of debt	(152,081)	0
Decrease (Increase) in account receivables	127,605	(356,761)
Decrease (Increase) in inventory	(1,283,177)	(757,584)
Decrease (Increase) in other receivables	(57,138)	(99,618)
Decrease (Increase) in other assets	(9,950)	(7,359)
Decrease (Increase) in deposits	0	15,942
(Decrease) Increase in accounts payable
and accrued expenses	173,539	(110,603)

Total Adjustments	(1,014,772)	(1,243,586)

Net cash used in operations	(1,777,368)	(1,539,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of finders fee	(124,525)	0
Purchase of fixed assets	(32,141)	(117,910)

Net cash used in investing activities	(156,666)	(117,910)

CASH FLOWS FROM FINANCING ACTIVITIES

Collection on note receivable	1,250,000	0
Increase in note payable	69,611	0
Payments on capital leases	(10,795)	(159,751)
Payments on loans from related parties	(126,117)	0
Proceeds from loans from related parties	1,206,017	1,734,466

Net cash provided by financing activities	2,388,716	1,574,715

Effect of exchange rate changes on cash and cash equivalents	(393,050)	3,243

Net change in cash and cash equivalents	61,632	(79,265)

Cash and cash equivalents at beginning of year	43,723	164,121

Cash and cash equivalents at end of period	$105,355	$84,856

Supplemental cash flows disclosures:

Interest payments	$180,331	$12,529

Non cash transactions:
Purchase of assets from former parent
Assets purchased	$5,569,193	$0
Liabilities assumed	(4,239,681)	0
Payable to former parent	(416,887)	0
Contribution to equity	(912,625)	0
	($0)	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 1 - NATURE OF OPERATIONS

Yarraman Winery, Inc., (“the Company” or “We”) formerly Dazzling Investments, Inc. was incorporated on December 6, 1996 under the laws of the State of Nevada.

On December 22, 2005, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Yarraman Estate Pty Limited, a privately owned Australian company (“Yarraman Australia”), and the beneficial owners of all of Yarraman Australia’s shares, (the “Shareholders”) and Delta Dawn Pty Limited as trustee of the Yarraman Road Trust (the “Trust”), the nominal holder of such shares, pursuant to which the Registrant acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 shares of common stock of the Company (the “Shares”) to the Trustee (the “Share Exchange”) for the benefit of the Shareholders.

As a result of the Share Exchange, Yarraman Australia became a wholly-owned subsidiary of Yarraman Winery, Inc.

Yarraman Australia is an Australian Winery with a distinguished history and an international reputation for outstanding quality wines.

Originally established by Penfolds in the late 1950’s as their Dalwood Estate, Yarraman Australia boasts close to 80 hectares (200 acres) of vines, many over 40 years old and therefore capable of producing the highest intensity fruit and thus the highest quality wines.

We operate in an industry characterized by significant competition. We will need additional investments and funding in order to complete the development and improvements necessary for growth and planned operations.

On February 3, 2006, the Company voted to change its fiscal year end from December 31st to June 30th.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by Yarraman Winery, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2006, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company’s Form 8-K filing regarding the merger transaction on December 22, 2005.

Basis of Consolidation

These consolidated financial statements for March 31, 2006 include the accounts of Yarraman Winery, Inc. and its wholly owned subsidiary Yarraman Estate Pty Limited, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts when it is determined that the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections, and management’s evaluation of existing economic conditions.

Segment Reporting

We have a single operating segment consisting of the retail, domestic and international, sales departments. These departments have similar economic characteristics, offer the same products to customers, utilize the same production facilities and processes and have similar customer types and distribution methods.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities: The carrying amounts of these items are a reasonable estimate of their fair values.

Inventories

Our annual crop and production costs are recognized as work-in- process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Land improvements	4-25 years
Winery building	20-40 years
Equipment	2-40 years

Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations.

Intangible Assets

Effective July 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the period ended March 31, 2006.

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

Our intangible asset consist of water rights for irrigation purposes on our property. Our asset is not amortized as it has an indefinite useful life and it is assessed annually for any impairment. As of the date of this report there is no impairment.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2006 there were no significant impairments of its long-lived assets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2006, there are no matters that warrant disclosure in the financial statements.

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
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments, which subject us to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. Concentration of credit risk with respect to trade accounts receivable are from customers located throughout the world. We actively evaluate the creditworthiness of the customers with which we conduct business through credit approvals, credit limits and monitoring procedures.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented, but are not calculated as part of the earnings per share.

Income Taxes

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes, because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109 “Accounting for Income Taxes”.

Exchange Gain (Loss)

As of March 31, 2006, the transactions of Yarraman Australia were denominated in a foreign currency and are recorded in Australian Dollar (“AUD”) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustment

As of March 31, 2006, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale, securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

We believe that the adoption of these standards will have no material impact on its financial statements.

NOTE 3 - NOTES RECEIVABLE

We have four notes receivable from various entities related to their purchase of $2,000,000 of our stock (see Note 9). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. As of March 31, 2006 the balance of these notes is $750,000.

NOTE 4 - PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment consist of the following:

March 31, 2006
(unaudited)
Leasehold improvements	$30,740
Land	708,119
Vines	44,429
Plant and equipment	3,387,680
Computer equipment	44,027
Furniture and fixtures	19,062

4,234,057

Accumulated depreciation	(288,811)

$3,945,246

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 5 - INVENTORY

Inventory consists of the following:

March 31, 2006
(unaudited)

Winemaking and packaging materials	$844

Work in progress ( costs related to unprocessed and/ or unbottled products )	3.682.493

Finished good (bottled wine)	411,543

Total	$4,094,880

NOTE 6 - ANNUAL LEAVE

The provision for employee benefits to annual leave represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of March 31, 2006 annual leave liability existed in the amount of $28,956.

Note 7 - RELATED PARTY TRANSACTIONS

We entered into various related party transactions with Yarraman Road Trust, various unit holders of Yarraman Road Trust, related entities of unit holders of Yarraman Road Trust and officers of the Company. These transactions are disclosed in full here and in general are considered not to be based on arms length transactions.

Yarraman Australia leased approximately 200 acres of vineyards and related plant and equipment from its former parent, the Yarraman Road Trust. Terms of the agreement included annual payment of AU $285,000 plus GST of AU$28,500, approximately US $239,000. The lease began on July 1, 2003 and terminated on December 22, 2005 when we purchased the vineyard and related plant and equipment.

We also pay The Yarraman Road Trust approximately $35,000 per month for the use of additional vineyard land also located in Australia per a verbal agreement. On January 1, 2006 we entered into a written agreement to lease this vineyard land for AU$43,750 plus GST (approximately US $35,000 ) per month. The term is from January 1, 2006 through June 30, 2006.

Yarraman Australia had received non interest bearing loans from its former Parent to fund operations and purchase assets. As part of the terms of the purchase agreement the balance of this loan was AU$1,612,666, approximately US$1,146,000, and will be paid per the terms disclosed in Note 8. The loan does not include any interest charges.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Note 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Stockholders and Directors of the Company and of Yarraman Road Trust were provided wine during the nine months ended March 31, 2006 valued at $21,204.

The Company had wine sales to entities related to various Stockholders, Officers and Directors totaling $2,433 during the nine months ended March 31, 2006.

The Company paid consulting fees to one of the Unit Holders of its Parent in the amount of approximately $82,300 during the nine months ended March 31, 2006. The Company also had a liability to this individual related to the consulting fee of approximately $14,576 as of March 31, 2006.

On January 1, 2006 we entered into a consulting agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our Company is reduced to less then 15%. We agreed to pay AU$100,000 plus GST, approximately US$78,000, annually.

During the nine months ended March 31, 2006 we included in its revenue fees for wine making and storage of wine of approximately $444,437 to a company in which we have a joint venture agreement. See Note 8.

On December 16, 2005 the Company purchased from its former parent, the Yarraman Road Trust (YRT), certain assets including land, buildings and equipment and water license rights by assuming certain debt (Note 10), capital leases (Note 10), contribution to paid in capital by YRT and a liability to YRT. No cash was exchanged. See the summary below:

Assets purchased	$5,569,193
Liabilities assumed	(4,239,681)
Payable to former parent	(416,887)
Contribution to capital	(912,625)
Net	($0)

The Company’s assets are also pledged as collateral for indebtedness of Yarraman Australia’s prior Parent, the Yarraman Road Trust. As of March 31, 2006 the outstanding balance on this debt was approximately $3,980,919. See Note 8.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Note 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Yarraman Australia leased approximately 200 acres of vineyard land and plant and equipment from its prior parent, the Yarraman Road Trust, for AU$285,000 per year plus GST of AU$28,500 per year, approximately US$239,000 . The lease was entered into on July 1, 2003 and is for a term of two years, but may continue past that date at the same rate until canceled by either party. This lease was terminated on December 22, 2005 when we purchased all property under this lease. Please see Note 7 - Related Party Transactions.

On January 1, 2006 we entered into a written agreement with Delta Dawn Pty, Ltd. as trustee for Yarraman Road Trust, to lease additional vineyard land in Australia. The monthly rent is AU$43,750 plus GST, approximately US$35,000 USD. The lease term commences on January 1, 2006 and terminates on June 30, 2006, there is no option to renew. See Note 7 above.

Grape Processing Arrangements

In January 2004 Yarraman Australia entered into a Grape Processing Arrangement with two other Australian corporations for the 2004 harvest. The terms of the arrangement required Yarraman Australia to process the grape harvest provided by the other entities into bulk wine and provide safe storage. The agreement stipulates that for this service we would receive fifty percent (50%) of the proceeds of the sale of the bulk wine or finished wine. We also had the right to receive up to fifty percent (50%) of the bulk wine for consideration of our services.

Yarraman Australia exercised its right and received fifty percent (50%) of the related bulk wine prior to September 30, 2004.

Yarraman Australia also entered into a Grape Processing Arrangement with the same entity as above for the 2005 harvest. The agreement terms were the same except that we were to receive forty five percent of the proceeds from the sale of the finished bulk wine or the option of receiving 45% of the actual bulk wine inventory. We agreed to receive 45% of the bulk wine inventory.

Corporate Sponsorship

Yarraman Australia entered into a five year Sponsorship Agreement beginning on April 1, 2004 with Luna Park Sydney. The terms of the sponsorship require the Company to pay approximately $37,676 for year one, approximately $41,444 for years two through four, and approximately $48,979 for year five.

In September 2005 the agreement with Luna Park was renegotiated. The terms now call for a payment of approximately $46,341 for year two. For the remaining years three through five the fee will be calculated based on a formula related to the number of patrons attending the Luna Park Sydney facility.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Note 8 - COMMITMENTS AND CONTINGENCIES (continued)

Guarantor

Our assets have been pledged as collateral for indebtedness owed by the Yarraman Road Trust, to a financial institution in Australia, the repayment of which the Company has guaranteed. The outstanding balance on this debt was approximately $3,980,919 as of March 31, 2006.

Consulting Agreements

On February 24, 2006 we entered into a consulting agreement with a Firm in New York to assist us in identifying suitable candidates for acquisition purposes and assist in the negotiation and execution of the transaction. As compensation we agreed to pay the firm a monthly, nonrefundable, fee of $6,500 beginning March 1, 2006 and ending on July 1, 2006. We also agreed to pay a transaction fee that is based on a sliding percentage of any completed acquisition. The total monthly fees paid under the agreement may be deducted from the total transaction fee.

On January 1, 2006 we entered into a consulting agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our Company is reduced to less then 15%. We agreed to pay AU$100,000 plus GST, approximately US$78,000, annually. See Note 7.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Note 9 - COMMON STOCK

On August 15, 2005, our Board of Directors’ declared a 4.55 for 1 common stock dividend to the shareholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 shares to 11,655,000 shares.

On December 12, 2005, our Board of directors submitted to, and a majority of shareholders eligible to vote, approved a proposal that pursuant to the terms of a Share Exchange Agreement (the “Agreement”), the Company acquired all of the outstanding capital stock of Yarraman Australia in exchange for 15,000,000 shares of the Company’s common stock to the Trustee (the "Transaction"). This issuance of the Company’s common stock is intended to be exempt from registration under the Securities Act of 1933, as amended ("Securities Act").

In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 8,158,500 shares of the Company common stock resulting in 3,496,500 shares of common stock outstanding.

In connection with the Share Exchange, the Company issued 1,250,000 shares of common stock (the “Millhouse Shares”) in exchange to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

On December 22, 2005, we entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on any financing the Company may do in the future.

On February 3, 2006, the Board of Directors of the Company and the holders of a majority of the Company’s outstanding common stock voted to increase the number of authorized shares of its capital stock. Pursuant to this authorization, on or about April 18, 2006 the Company increased the number of authorized shares of its capital stock to 100,000,000 shares, of which ninety million (90,000,000) shares are Common Stock, par value of $0.001, and ten million (10,000,000) shares are Preferred Stock, par value of $0.001, which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders.

All prior year information has been adjusted to reflect the stock cancellation and the stock dividend as of June 30, 2005.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Note 10 - LONG TERM DEBT

Loans

On December 21, 2005 we entered into a loan agreement with a financial institution located in Australia. The amount of the loan is AU$5,599,042, approximately US$3,980,919 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance is due and payable on December 26, 2006. The loan is secured by certain assets of the Company as well as a guarantee by Yarraman Australia’s former parent and by a stockholder of the Company.

On December 22, 2005 we entered into a loan agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust. The principle amount of the loan is AU$2,320,975, approximately US$1,640,377. There is no interest on the loan. The agreement requires principle payments as follows for the fiscal years ending on June 30th:

Leases

2006	$0
2007	0
2008	136,695
2009	273,389
2010	273,389
2011	956,864
Total	$1,640,377

The Company is party to long-term capital lease agreements for various equipment. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Years Ending June 30 -
2006	$19,087
2007	86,724
2008	77,119
2009	23,397
Total	$206,327

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Note 11 - STOCK EXCHANGE AGREEMENT

On December 22, 2005 we completed a Stock Exchange Agreement with Yarraman Estate Pty., Ltd. (an Australian Company). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.
(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholder’s equity at March 31, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at June 30, 2005	$134,288	$134,288
Change for 2006	(143,738)	(143,738)
Balance at March 31, 2006(unaudited)	($9,450)	($9,450)

Note 13 - GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, we have suffered recurring losses from operations, cash deficiencies and the inability to meets our maturing obligations without borrowing from related parties and the sale of our stock.  These issues may raise substantial concern about our ability to continue as a going concern.

Management has prepared the following plan in order to address these concerns:

The Company has completed its merger as stated in Note 11. Related to this merger the company has been able to sell 5,253,500 shares of stock for $2,000,000. We have also obtained an additional loan from our the Yarraman Road Trust in the amount of AU$900,000, approximately US$640,000. This infusion of capital we believe will be sufficient enough to increase the working capital of the entity while we improve our operating results.

Note 14 - SUBSEQUENT EVENT

On May 1, 2006 we entered into a loan agreement with Delta Dawn Pty Ltd as Trustee for the Yarraman Road Trust in the amount of AU$900,000, approximately US$640,000. Interest is payable at an annual rate of 8% and the loan will be due in January, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE CURRENT REPORT ON FORM 8-K FOR THE EVENTS OCCURRING ON DECEMBER 22, 2005.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer’s credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

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

From January 1, 1997 until December 22, 2005, we were in the developmental stage and had no operations and could therefore be defined as a “shell” company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

On October 7, 2005, we caused to be formed a corporation under the laws of the State of Nevada called Yarraman Winery, Inc. and acquired one hundred shares of its common stock for cash. As such, Yarraman Winery, Inc. ("Merger Sub") became our wholly-owned subsidiary.

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

On December 22, 2005, we entered into a Share Exchange Agreement with Yarraman Estate Pty Ltd (“Yarraman Australia”), the shareholders of Yarraman Australia, Delta Dawn Pty Limited, as trustee of the Trust (the “Trustee” or “Delta Dawn”) and our shareholders, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 of our shares (the “Shares”) to the Trustee. Yarraman Australia became our wholly-owned subsidiary and, upon the issuance of the Shares, the Trustee owned 60% of the Shares. Through our wholly-owned subsidiary, Yarraman Australia, we operate our primary business, which consists of the operation of vineyards, wine production and distribution in Australia, United States, Canada, New Zealand, Hong Kong and throughout Europe.

Overview.

We produce and sell premium (up to US$14), super-premium (up to US$20) and ultra-premium (over US$20) wines. Our wines are made at our state-of-the-art winery in New South Wales, Australia, where grapes are crushed, fermented and made into wine or blended with wines purchased from other vineyards for production of varietals. Wines are sold both in Australia and internationally, principally under our “Yarraman” label. The vineyards from where we produce our wines are located on land in two regions in the State of New South Wales, Australia - the Upper Hunter Valley and Gundagai. Prior to the restructuring described above, Yarraman Australia conducted business as Delta Dawn Pty Ltd, as trustee for the Yarraman Road Trust.

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

Opened in 1967 on the Upper Hunter Wybong property, our winery currently has a 2,300 ton processing facility with the capacity to yield 160,000 cases. The winery utilizes current technology in its harvesting, production and packaging of its products. Over US$7.7 million (AU$10.3 million) has been spent since 1994 on capital improvements to the winery and vineyard.

We have entered into a lease to use the “Wirrilla Vineyard,” located in the Gundagai region, which totals 1,312 acres located in a newly developed wine region in the southwest slopes of New South Wales. The lease is with Delta Dawn to whom we pay a monthly fee of approximately US$35,000 (AU$43,750) and have all rights to develop the land and utilize all fruit produced on the land. Currently the lease expires June 30, 2006 and management intends to enter into an extension of the lease with Delta Dawn Pty Limited during the second six months of 2006. A copy of the agreement is attached as Exhibit 10.1 hereto.

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
- Poland

We export approximately 57% of our annual volume production whereas most competitors in the region export approximately 14% of its volume production. The grape production for a particular year will be reflected in sales revenue in approximately two years due to the fact that we record product from upon bottling and sales following the ageing time necessary in winemaking.

In addition, we market and sell our wines through retail outlets in New South Wales, through mailing lists, and through distributors and wine brokers who sell in specific targeted areas outside of the state of New South Wales. As we have increased production volumes and achieved wider brand recognition, sales to other domestic markets have increased both in terms of absolute dollars and as a percentage of total company sales.

Seasonal And Quarterly Results

The Company has historically experienced and expects to continue experiencing seasonal fluctuations in its revenues and net income. Sales volumes increase progressively beginning in the fourth quarter through to the second quarter with declines in the first six weeks of the third quarter for the domestic market. In the export market the Company has traditionally seen increases in orders in the third quarter progressively increasing to the second quarter of the following financial year due to substantial lead times to meet seasonal sales requirements.

Recent Developments during Third Quarter of 2006

The Company has engaged the services of Mr. Warrick Duthy of Warrick Duthy Consulting to advise the company on its global brand strategy, mergers and acquisitions primarily in Asia, China and Australia. The Company is in the process of finalizing a formal agreement with Mr. Duthy.

In March 2006 our General Manager of Sales and Marketing resigned. Management is seeking a qualified person to replace this position with a new Marketing Communications Director based in Australia. The role of the Marketing Communications Director will be to support our importers and distributors with an increased focus on brand management, internet sales, media/advertising and communications.

On February, 2006, we entered into an exclusive agreement with Madison One Data Group Limited, a company based in Mill Neck, New York to seek out a U.S. company that may complement our Australian operations within the United States. Madison One plans to seek potential candidates to enter into agreements involving the Company including potential mergers, consolidations, recapitalizations, joint ventures, business combinations, exchange offers or the purchase or sale of securities or assets. A copy of the agreement is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

We recently terminated our agreement with our long-time Australian distribution company Aria Wine Company Pty Ltd, and are currently seeking new distribution arrangements in Australia.. On February 13, 2006, we signed an amended sponsorship agreement as exclusive wine supplier with Luna Park, a premier tourist attraction and functions center in Sydney, pursuant to which we will provide wine for a period of five years.

In February 2006, we finalized a distribution agreement with Robert Whale Imports to act as the sole importer of our new range of wines expected to be released in June 2006 and shipped to California.

In March 2006, we made our first shipments to Poland through our new importer Vinifera SP. We also entered into a Heads of Agreement with World Icon Pty Ltd to act as our exclusive distribution agent for Taiwan. A copy of the agreement is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

In January 2006, we entered into an agreement with Delta Dawn to provide consulting services related to the wine industry. Delta Dawn’s role will be to assist management along with Warrick Duthy Consulting and Madison One in their respective search for potential strategic relationships. A copy of the agreement is filed as Exhibit 10.4 hereto and incorporated herein by reference.

The quality of our wines continued to attract national attention including recommendations from the Wine State Magazine and Kemeny’s, a major Sydney based retailer. The Company launched a new range of premium wines for the Australian market which will sell at a retail price of up to US$10.

In early April 2006, we completed the 2006 harvest. The total tonnage of grapes processed during the harvest was approximately 1,026 tons which is expected to result in approximately 720,000 liters of wine. As of May 1, 2006, the winery has 1.5 million liters of wine in tank and barrel. Despite extreme heat conditions with a protracted period of above average temperatures during the harvest period, the wine quality produced from the 2006 harvest is considered to be very good.

RESULTS OF OPERATIONS.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Nine Months ended March 31, 2006		Three Months ended March 31, 2006
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of Revenue	75%	50%	64%	37%
Gross Profit	25%	50%	36%	63%
Other Income	2%	(1)%	4%	1%
General and administrative expenses	85%	75%	176%	61%
Income before income tax	(58)%	(26)%	(136)%	1%
Income tax expenses	0%	0%	0%	0%
Net Income	(58)%	(26)%	(136)%	1%

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

REVENUE. Revenue was $1,305,537 in the nine months ended March 31, 2006 compared to $1,131,717 in the nine months ended March 31, 2005. The increase in revenues of $173,820, or 15.4%, was primarily related to the following items: (1) our wholesale domestic sales increased by $251,290, or 140%, (2) we recognized $446,878 in revenue from a packaging and bottling contract that we did not have in the prior comparative period and (3) we had a reduction in our export sales of $421,000, or 65%. The increase in domestic sales we attribute to the introduction of a new range of lower priced wine products that we introduced in the most current quarter. The reduction in our export sales has resulted from fewer orders from the United States (79% decline), Canada (69% decline) and Ireland (71% decline). Management believes that sales to the United States and Canada were down significantly due to poor performance by our distributors and we are currently working towards improving market penetration in the United States by entering into agreements with new distributors and revising our product marketing strategies.

COST OF REVENUE. Cost of revenue was $975,703 in the nine months ended March 31, 2006 compared to $562,898 in the nine months ended March 31, 2005. As a percentage of revenue, cost of revenue was 75% in the nine months ended March 31, 2006 compared to 50% in the nine months ended March 31, 2005. The increase is primarily due to the change in our revenue mix with increased contract winemaking revenue which is a high cost, low-margin activity for us. Gross profit was $329,834 in the nine months ended March 31, 2006 compared to $568,819 in the nine months ended March 31, 2005. As a percentage of revenues, gross profit decreased to 25% in the nine months ended March 31, 2006 from 50% in the nine months ended March 31, 2005 for the reasons discussed above

OTHER INCOME (EXPENSE). Other income (expense) was $21,051  in the nine months ended March 31, 2006 compared to $(6,977) in the nine months ended March 31, 2005. The increase was primarily attributable to a gain on settlement of a debt relating to an exchange of our inventory, offset by an increase in our interest expense of $167,802. The increase was primarily attributable to a $150,000 gain resulting from the release of grape processing inventory to us from our customer, who accepted in exchange a prior year's vintage that was carried in our inventory at a lower value due to historically lower processing costs. As a result of the asset purchase agreement with Delta Dawn which closed on December 22, 2005, the company assumed an interest bearing loan which was not present in the same period the previous year. Interest paid in the nine month period ended March 31, 2006 was $180,331. As a percentage of revenue, other income and expense increased to 2% for the nine months ended March 31, 2006 compared to (1)% for the nine months ended March 31, 2005, the increase is because on the reasons discussed above.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses were $1,113,481 in the nine months ended March 31, 2006 compared to $857,569 in the nine months ended March 31, 2005. This is an increase of $255,912, or 29.8% from the 2005 period to the 2006 period. This increase was primarily attributable to an increase of $131,818 in salary and wages. Our total sales expenses increased because we hired additional sales representatives to assist in development of existing markets and exploration into new markets during the nine months ended March 31, 2006. Sales wages increased by $62,365, or 65%. Also, during the nine months ended March 31, 2006, our officer’s salaries increased as we hired new executive management who have experience with managing publicly traded United States companies. Officers’ salary increased by $69,453 or 42%  Depreciation and amortization expense associated with fixed assets acquired from the asset purchase agreement with Delta Dawn also contributed to the higher sales, general and administrative expenses. Our depreciation expenses increased by $94,912, or 131%.  As a percentage of revenues, sales, general and administrative expenses increased to 85% in the nine months ended March 31, 2006 from 75% in the nine months ended March 31, 2005 due to the reasons as discussed above.

NET INCOME (LOSS).  Our net loss was $(762,596) in the nine months ended March 31, 2006 compared to a net loss of $(295,727) in the nine months ended March 31, 2005. This increase in loss was primarily attributable to the lower gross profit achieved in the current period due to changes in our product mix combined with the increase in sales, general and administrative costs and interest expense as outlined above.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUE. Revenue was $290,782 in the three months ended March 31, 2006 compared to $414,753 in the three months ended March 31, 2005. The decrease in revenue in the three-month period is primarily attributable to a significant reduction in export sales to Canada and Ireland of $163,128, or 66%. Revenue for the three month period ended March 2005 also included bulk wines sales to United Kingdom of $93,131, which did not occur in the same period this year.

COST OF REVENUE. Cost of revenue was $184,766 in the three months ended March 31, 2006 compared to $156,789 in the three months ended March 31, 2005. As a percentage of revenue, cost of revenue was 64% in the three months ended March 31, 2006 compared to 37% in the three months ended March 31, 2005.This increase in cost of revenue was mainly attributable to a change in our product mix to lower margin items in the current period. During the current quarter we released a new wine product which is a lower priced, lower gross margin, product for us but which is designed to allow the company to increase sales in the highly competitive, lower priced retail market. Gross profit was $106,016 in the three months ended March 31, 2006 compared to $257,964 in the three months ended March 31, 2005. As a percentage of revenue, gross profit decreased to 36% in the three months ended March 31, 2006 from 63% in the three months ended March 31, 2005 related to the items discussed above.

OTHER INCOME (EXPENSE). Other income (expense) was $10,442 in the three months ended March 31, 2006 compared to $2,509 in the three months ended March 31, 2005. The increase in other expense was primarily attributable to an increase in interest expense of $178,793, which is a result our assumption of an interest bearing loan following the asset purchase agreement with Delta Dawn on December 22, 2005. This increase in interest expense was offset by a $152,081 gain resulting from the release of grape processing inventory to us from our customer, who accepted in exchange a prior year's vintage that was carried in our inventory at a lower value due to historically lower processing costs. As a percentage of revenue, other income increased to 4% in the three months ended March 31, 2006 from other income of 1% in the three months ended March 31, 2005.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses were $511,419 in the three months ended March 31, 2006 compared to $254,600 in the three months ended March 31, 2005, an increase of $256,819 This increase was primarily attributable to an increase of $45,356 in salary and wages. Our total sales expenses increased because we hired additional sales representatives to assist in development of markets in the current period. Sales wages increased by $26,479, or 101%. Also, during the three months ended March 31, 2006, our officer’s salaries increased as we hired new executive management whom have experience with managing listed companies in the United States. Officers’ salary increased by $18,876 or 60%.  Depreciation and amortization expense associated with fixed assets acquired from the asset purchase agreement with Delta Dawn in December 2005 also contributed to the higher sales, general and administrative expenses. Our depreciation expenses increased by $81,812, or 339%. As a percentage of revenue, sales, general and administrative expenses increased to 176% in the three months ended March 31, 2006 from 61% in the three months ended March 31, 2005. This increase was due to the items as discussed above.

NET INCOME (LOSS). Our net loss before income tax was $(394,961) in the three months ended March 31, 2006 compared to net income of $5,873 in the three months ended March 31, 2005. This increase in loss was attributable to the decrease in our export revenue, higher cost of revenue due to change in our product mix, an increase in selling, general and administrative expenses attributable to increased sales and officer salaries and an increase in our interest expense relating to new debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $105,355 of cash and cash equivalents and $4,856,190 of working capital as compared to $78,334 and $464,360, respectively, at March 31, 2005.

Cash flow from operations is expected to increase as a result of our expansion of distribution channels, particularly in the United States, and review of our market strategy.

We have entered into a loan agreement with Delta Dawn, as outlined below, and continue to receive funds on a note receivable from the sale of shares of Common Stock of our company in December 2005, both of which are expected to provide funds to meet our immediate liquidity needs for the next six months..

Management has entered into discussions with a large premium wine distribution company for distribution of the Company’s wines nationally in Australia. In addition the Company entered into an exclusive agreement with Madison One Data Group Limited, based in New York, to assist the company find a U.S. company to add strategic value to the company in that region.

As of March 31, 2006, we held a note receivable of $750,000, due to us from the sale of our common stock in December 2005, which is planned to be redeemed over the next three months. Of the balance on the note, $250,000 was collected prior to April 30, 2006, leaving a remaining balance of $500,000. Management believes that if the entire note balance is collected, the funds will be use to pay for the expenses of our ongoing exploration for expansion of international and domestic markets and will be re-invested into funding our ongoing capital requirements.

We entered into a long term, interest free loan with Delta Dawn with a principal balance of $1,612,666 on December 21, 2005. 50% of the loan balance is first due after 25 months and is payable for 36 equal monthly installments. After the 36 months, the entire remaining balance becomes due and payable immediately. A copy of the agreement is filed as Exhibit 10.5 hereto and is incorporated herein by reference.
An additional loan agreement was also signed on May 1, 2006 with Delta Dawn, with a principal amount of $640,000, of which Delta Dawn advanced $355,500 during the three month period ending March 31, 2006. This loan was provided to assist with our working capital requirements due to the low level of sales revenue generated during the period. The remaining balance of $284,500 was received in May 2006. A copy of the agreement is filed as Exhibit 10.6 hereto and is incorporated herein by reference.

Management is exploring options to refinance its long term loan from Provident Bank, currently having an outstanding balance of $3,980,919. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments. Management believes our operations have not been and, in the foreseeable future, will not be adversely affected by inflation or changing prices.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 3, 2006, the Board of directors submitted to and on February 6, 2006 a majority of shareholders eligible to vote approved by written consent an amendment (the “Amendment”) to the Company’s Articles of Incorporation (i) to increase the number of authorized shares of the capital stock of the Company to 100,000,000; (ii) to designate 90,000,000 shares of the capital stock as Common Stock; and (iii) to designate 10,000,000 shares of the capital stock as Preferred Stock which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of the stockholders. Also submitted to and approved by a majority of shareholders eligible to vote was an amendment and restatement of the Company’s Bylaws (the “Amended Bylaws”).

Shareholders holding in the aggregate 15,000,000 shares of Common Stock or 60% of the voting stock outstanding on such date, approved the Amendment and the Amended Bylaws on February 6, 2006. An information statement was distributed to the other shareholders of the Company on March 20, 2006.

ITEM 5.  OTHER INFORMATION.

None.

 ITEM 6.  EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Lease Agreement dated May 12, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited.
10.2	Heads of Agreement dated March 24, 2006 between Yarraman Estate Pty Ltd and World Icon International Limited.
10.3	Agreement for Services dated February 24, 2006 between Madison One Data Group Limited and Yarraman Winery, Inc.
10.4	Consulting Agreement dated as of January 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited.
10.5	Loan Agreement dated December 21, 2005 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited.
10.6	Loan Agreement dated May 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited.
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006	YARRAMAN WINERY, INC. By: /s/ Andrew Lyon Andrew Lyon Chief Executive Officer
Date: May 15, 2006	By: /s/ John Wells John Wells Chief Financial Officer