Form 10QSB/A
period 2006-03-31
YARRAMAN WINERY, INC.
filed 2006-08-23
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

AMENDMENT NO. 1 to

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

There were 25,000,000 shares of the Issuer’s common stock outstanding on July 31, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A to (a) amend the financial statements and the notes to the financial statements and (b) amend Item 3 of Part I to amend our disclosure of internal controls and procedures relating to our financial reporting. Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect any event occurring subsequent to May 15, 2006, the filing date of the original report.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

March 31, 2006
(Unaudited)
Current Assets
Cash and cash equivalents	$105,355
Accounts receivable, net	560,107
Inventory	4,094,880
Note receivable	750,000
Other receivables	213,316
Other assets	117,909

Total Current Assets	5,841,567

Property, plant and equipment, net	3,945,246
Total Fixed Assets	3,945,246

Other Assets
Intangible asset	177,750

Total Other Assets	177,750

Total Assets	$9,964,563

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$909,766
Capital leases, current portion	19,087
Due to related party	56,524

Total Current Liabilities	985,377

Capital leases, net of current portion	187,240
Related party debt	1,995,837
Long-term debt	3,980,919

6,163,996

Total Liabilities	7,149,373

Stockholder's Equity

Common stock, $.001 par value,
25,000,000 shares authorized and outstanding	25,000
Additional paid in capital	4,594,537
Other comprehensive income	(60,840)
Accumulated deficit	(1,743,507)

Total Stockholder's Equity	2,815,190

Total Liabilities and Stockholder's Equity	9,964,563

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Sales, net	$290,782	$414,753	$1,305,537	$1,131,717

Cost of sales	184,766	156,789	975,703	562,898

Gross profit	106,016	257,964	329,834	568,819

Selling, general and administrative expenses	511,419	254,600	1,113,481	857,569

Income (loss) from operations	(405,403)	3,364	(783,647)	(288,750)

Other (Income) Expense
Interest income	(31,559)	524	(32,581)	(2,276)
Interest expense	179,036	243	180,331	12,529
Inventory adjustment gain under grape processing agreement	(152,081)	0	(152,081)	0
(Gain)/loss on foreign currency	(5,838)	(3,276)	(16,720)	(3,276)

Total Other (Income) Expense	(10,442)	(2,509)	(21,051)	6,977

Net income (loss)	$(394,961)	$5,873	$(762,596)	$(295,727)

Net loss per share (basic and diluted)
Basic	($0.016)	$0.00	($0.032)	($0.016)
Diluted	($0.016)	$0.00	($0.032)	($0.016)

Weighted average number of shares
Basic	25,000,000	18,496,500	23,554,778	18,496,500
Diluted	25,000,000	18,496,500	23,554,778	18,496,500

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

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly debt instruments with original maturity of three months or less.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts on a case-by-case basis when it is determined that the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections, and management’s evaluation of existing economic conditions.

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

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities are identified in some manner as offsetting the entity’s exposure to changes in fair value  of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair  value.
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

NOTE 4 - PROPERTY, PLANT& EQUIPMENT

Property, plant & equipment consist of the following:

March 31, 2006
(unaudited)
Leasehold improvements	$30,740
Land	708,119
Vines	44,429
Plant and equipment	3,387,680
Computer equipment	44,027
Furniture and fixtures	19,062

4,234,057

Accumulated depreciation	(288,811)

$3,945,246

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

NOTE 5 - INVENTORY

Inventory consists of the following:

March 31, 2006
(unaudited)

Winemaking and packaging materials	$844

Work in progress ( costs related to unprocessed and/ or unbottled products )	3,682,493

Finished good (bottled wine)	411,543

Total	$4,094,880

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

On December 16, 2005 the Company purchased from its former parent, the Yarraman Road Trust (YRT), certain assets including land, buildings and equipment and water license rights by assuming certain debt (Note 10), capital leases (Note 10), contribution to paid in capital by YRT and a liability to YRT. No cash was exchanged. All assets and liabilities were recorded at the historical cost basis of YRT. See the summary below:

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

On December 22, 2006 we entered into a loan agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust. The principle amount of the loan is AU$2,320,975, approximately US$1,640,377. There is no interest on the loan. The agreement requires principle payments as follows for the fiscal years ending on June 30th:

2006	$0
2007	0
2008	136,695
2009	273,389
2010	273,389
2011	968,392
Total	$1,640,377

Leases

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

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholder’s equity at March 31, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at June 30, 2005	$134,288	$134,288
Change for 2006	(143,738)	(143,738)
Balance at March 31, 2006 (unaudited)	($9,450)	($9,450)

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

COST OF REVENUE. Cost of revenue was $975,703 in the nine months ended March 31, 2006 compared to $562,898 in the nine months ended March 31, 2005. As a percentage of revenue, cost of revenue was 75% in the nine months ended March 31, 2006 compared to 50% in the nine months ended March 31, 2005. The increase is primarily due to the change in our revenue mix with increased contract winemaking revenue which is a high cost, low-margin activity for us. Gross profit was $329,834 in the nine months ended March 31, 2006 compared to $568,819 in the nine months ended March 31, 2005. As a percentage of revenues, gross profit decreased to 25% in the nine months ended March 31, 2006 from 50% in the nine months ended March 31, 2005 for the reasons discussed above

OTHER INCOME (EXPENSE). Other income (expense) was $21,051 in the nine months ended March 31, 2006 compared to $(6,977) in the nine months ended March 31, 2005. The increase was primarily attributable to a gain on settlement of a debt of $152,081, offset by an increase in our interest expense of $167,802. The gain on settlement of debt was as a result of our adjusting the terms of one of our grape processing arrangements pursuant to which we had an obligation to provide 108,701 liters of 2005 vintage, with a value of A$578,289 (US$432,658), to a customer who hired us to process fruit it supplied into wine.  We were able to satisfy this obligation in full by providing the customer with 108,701 liters of 2004 vintage, with a value of A$375,018 (US$280,577).  The difference of $152,081 was recognized as a gain on the settlement of a debt because we view the obligation as a debt as neither the customer’s wine nor the related fruit is carried as part of our inventory.

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

OTHER INCOME (EXPENSE). Other income (expense) was $10,442 in the three months ended March 31, 2006 compared to $2,509 in the three months ended March 31, 2005. The increase was primarily attributable to an increase in interest expense of $178,793, which is a result our assumption of an interest bearing loan following the asset purchase agreement with Delta Dawn on December 22, 2005. This increase in interest expense was offset by a $152,081 gain as a result of our adjusting the terms of one of our grape processing arrangements in which we had an obligation to provide 108,701 liters of 2005 vintage, with a value of A$578,289 (US$432,658), to a customer who hired us to process fruit it supplied into wine.  We were able to satisfy this obligation in full by providing the customer with 108,701 liters of 2004 vintage, with a value of A$375,018 (US$280,577).  The difference of $152,081 was recognized as a gain on the settlement of a debt because we view the obligations as a debt as neither the cutomer’s wine nor the related fruit is carried as part of our inventory. As a percentage of revenue, other income increased to 4% in the three months ended March 31, 2006 from other income of 1% in the three months ended March 31, 2005.

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

Under the supervision and with the participation of our management, including the principal executive officer and the principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries.

Additionally, there were no changes in our internal control over financial reporting that during the period covered by this Quarterly Report on Form 10-QSB has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1	Lease Agreement dated May 12, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited. *

10.2	Heads of Agreement dated March 24, 2006 between Yarraman Estate Pty Ltd. and World Icon International Limited. *

10.3	Agreement for Services dated February 24, 2006 between Madison One Data Group Limited and Yarraman Winery, Inc. *

10.4	Consulting Agreement dated as of January 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited. *

10.5	Loan Agreement dated December 21, 2005 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited. *

10.6	Loan Agreement dated May 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

* Previously filed with the Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YARRAMAN WINERY, INC.

Date: August 22, 2006	By:	/s/ Andrew Lyon
Andrew Lyon
Chief Executive Officer

Date: August 22, 2006	By:	/s/ John Wells
John Wells
Chief Financial Officer