Form 10KSB
period 2006-06-30
YARRAMAN WINERY, INC.
filed 2006-09-28
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File No. 000-29531

YARRAMAN WINERY, INC.
(Name of small business issuer in its charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	88-0373061 (I.R.S. Employer Identification No.)

700 YARRAMAN ROAD WYBONG UPPER HUNTER VALLEY NEW SOUTH WALES, AUSTRALIA 2333 (Address of Principal Executive Offices)

(61) 2 6547-8118
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

$0.001 Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the issuer’s revenues for the June 30, 2006 fiscal year: $1,830,151.

The average bid and asked price of the shares of common stock held by non-affiliates of the issuer, as of the last 60 days was $2.35 and $2.35, respectively.

As of June 30, 2006, there were 25,000,000 shares of the issuer’s common stock, $.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒.

PART I

Item 1.    Description of Business.

The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

Background.

We were incorporated as a Nevada corporation on January 1, 1997 under the name Dazzling Investments, Inc. At the time of our formation, we intended to sell jewelry on the Internet, consisting of cubic zirconium stones mounted in various settings. As at December 31, 1996, all funds raised by the sale of shares of $.001 par value common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

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

On December 22, 2005, we entered into a Share Exchange Agreement with Yarraman Estate Pty Ltd (“Yarraman Australia”), the shareholders of Yarraman Australia, Delta Dawn Pty Limited, as trustee of the Trust (the “Trustee” or “Delta Dawn”) and our shareholders, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 of our shares (the “Shares”) to the Trustee. Yarraman Australia became our wholly-owned subsidiary and, upon the issuance of the Shares, the Trustee owned 60% of the Shares. Through our wholly-owned subsidiary, Yarraman Australia, we operate our primary business, which consists of the operation of vineyards and wine production in Australia and distribution of our wine products in Australia, United States, Canada, New Zealand, Hong Kong and throughout Europe.

Overview.

We produce and sell premium (up to US$14), super-premium (up to US$20) and ultra-premium (over US$20) wines. Our wines are made at our state-of-the-art winery in New South Wales, Australia, where grapes are crushed, fermented and made into wine or blended with wines purchased from other vineyards for production of varietals. Wines are sold both in Australia and internationally, principally under our “Yarraman” label. The vineyards from which we produce our wines are located on land in two regions in the State of New South Wales, Australia - the Upper Hunter Valley and Gundagai. Prior to the restructuring described above, Yarraman Australia conducted business as Delta Dawn Pty Ltd, as trustee for the Yarraman Road Trust.

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

Product Overview.

The Company offers a variety of wine for sale to retail customers. The product line consists of:

Classic Hunter

Under the Classic Hunter label, we produce and sell the following wines in 750ml bottles: Shiraz, Chardonnay, Merlot and Semillon. The Shiraz is the Company’s largest selling varietal in this range and has become the product most associated with the “Yarraman Classic Hunter” label. The wines sell for approximately US$20 per bottle.

These wines have received 24 awards and medals in the last two years from international and Australian wine shows including the International Wine and Food Society, the Hunter Valley Show, the Royal Adelaide Show, the Sydney Royal Wine Show and the Melbourne Wine Show.

Black Cypress

Under the Black Cypress label, we currently produce and sell the following types of wines in 750ml bottles: Shiraz, Cabernet Merlot, Shiraz Rose, Chardonnay, Verdelho, Gewurztraminer and Chambourcin. The wines sell for approximately US$12 to US$15 per bottle.

These wines have received 35 awards and medals in the last three years from international and Australian wine shows including New World Wine Awards (NZ), the Winestate Shiraz Challenge, the International Food and Wine Society, the Hunter Valley Show, the Royal Adelaide Show, the Sydney Royal Wine Show and the Melbourne Wine Show.

Red Horse Range

In May 2006, the Company exported its first shipment of wines to its new distributor, Robert Whale Selections, in the United States. This range of wines comprises Shiraz Cabernet, Caberenet Merlot, Chardonnay and Semillon Verdelho and will retail for approximately US$10 per bottle.

Banjo Collection

Under the Banjo Collection label, we produce and sell the following types of wines in 750ml bottles: Cabernet Merlot, Chardonnay Semillon and Shiraz Merlot. The suggested retail price for these wines is approximately US$12 to US$15 per bottle. The Cabernet Merlot is the Banjo range’s largest selling variety and has become the product most associated with the “Yarraman” label in the Banjo range.

The Banjo Collection is an “export only” range that combines fruit sourced from the Company’s vineyards in the Upper Hunter Valley and Gundagai regions. These wines have received 5 awards since release in 2003 in the Sydney International Wine Competition, the International Wine and Food Society and the New World Wine Awards (NZ).

The Bolter

The Bolter collection is a new range of wines which was released in November 2005 targeting domestic and international markets. These wines are currently distributed by broad range liquor wholesalers in Australia. The first orders have been received for distribution in the United States and shipped in May 2006.. The suggested retail prices for these wines is approximately $8 to $10.

The Bolter/Red Horse range sells the following types of wines in 750 ml bottles: Shiraz, Cabernet Merlot, Semillon Sauvignon Blanc, Verdelho, Chardonnay, Semillon Verdelho, and Shiraz Cabernet

The Market.

Overview

According to data published by the Australian Bureau of Statistics (ABS) 2005 marked record records in harvest, production and sales in Australia, with an annual crush of 1.92 million tons. It is estimated that there were 166.665 hectares cultivated for wine, drying and table grapes in Australia, representing an increase of 1.5% over 2004.

Domestic Wine Sales

According to data published by the Australian Grape Grower and Winemaker, Australian table wine accounted for 81% of domestic sales of wine in Australia, or US$313 million (AU$417 million) in 2005, and is expected to rise to US$331 million (AU$441 million) by 2007. The per capita consumption of wine in Australia has increased after remaining largely unchanged in recent years. Domestic sales of Australian-produced wine increased by 3% in 2005 to a record level of 430ML. White wines account for 48.7% of all domestic table wines. Red wine sales account for 36.2% of the market with the balance split between fortified and sparkling wines. Yarraman Australia’s sales account for less than 1% of the domestic market.

The Company previously had a system of self distribution, employing three full-time sales representatives. To augment this, in 2006 we engaged a distributor to distribute our wines nationally to restaurant and wholesale accounts in Australia. At the same time, the Company reduced its selling costs by allocating its sales representatives to the distributor as Brand Ambassadors and allocating a portion of the costs associated with the Brand Ambassadors to the distributors The Company has a central distribution depot in Sydney which services same or next day delivery in Sydney and New South Wales. We believe the previous program of self-representation now coupled with a national distributor has allowed our relatively new wines to gain a strong presence in the New South Wales market with approximately US$831,000 (AU$1.06 million) in domestic sales during the 2006 fiscal year, a 9.1% increase from the prior period due to new restaurant, retail and wholesale accounts that were established.

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

In connection with its ongoing transition to a national network of affiliated wholesalers, the Company has agreements with wholesalers (including Independent Liquor Group, Australian Liquor Marketers and Hotel Liquor Wholesalers) under which its products are distributed in certain states.

On February 13, 2006, we signed an amended sponsorship agreement with Luna Park, a premier tourist attraction and functions center in Sydney, pursuant to which we will be the exclusive provider of wine at their location for a period of five years.

Export Wine Sales

In 2005, Australian exports grew 9.1% to a record 701 million liters. Although the average price per liter declined 6.8% to AU$3.98, representing the third consecutive financial year the average price for Australian wine exports has declined, the overall dollar value of these exports grew by 1.8% to AU$2.793 billion.

During 2003, the Australian dollar began to strengthen against the US Dollar, the Euro and the Pound Sterling. As a result, we saw a decline in revenue per liter (in Australian dollar terms) for sales in those export markets. Despite this, the increase in international red wine sales including sales to the United States continue to be major drivers of growth for Australian wineries. Red wine continues to have a higher margin of sales over white wine comprising 50% of the total Australian wine exports. The United States, which grew by 13% in 2005, has had the strongest export growth for all Australian wines. However, the United Kingdom, which consists of 41% of the total market, remains Australia’s largest overseas market by volume. Despite the disparity in size, the United States market supports higher sales margins per gallon and correspondingly was the largest market by value. Currently, the Company ships approximately 7000 cases per year to the United States, less than 1% of the total market.

With continuing investment and development in its brands, the Company plans to capitalize on consumer demand in the primary export markets of the United States, Canada, United Kingdom, Ireland and Asia. We have also explored certain parts of Central Europe and China as being areas in which, with carefully selected chosen partners, it can develop branded and non-branded wine distribution.

Our wines are distributed by independent companies in the following countries:

- Australia	- Canada
- USA	- Poland
- Denmark	- Singapore
- Switzerland	- Germany
- Hong Kong	- United Kingdom
- Ireland	- Malaysia

We export approximately 35% of our annual volume production whereas most competitors in the region export approximately 14% of its volume production. The grape production for a particular year will be reflected in sales revenue in approximately two years due to the fact that we record product from upon bottling and sales following the ageing time necessary in winemaking.

The Company appoints agents or distributors in export markets to facilitate importation of wines to the desired markets. Agents or distributors provide sales representation and facilitate or directly distribute wines within their designated regions.

All markets, with the exception of the United States and Canada, purchase “Yarraman” branded wines in Australian dollars with shipping from Australia paid for by and at the risk of the purchaser. These wines are then sold wholesale. Singapore and Hong Kong distributors also engage in retail sales.

Our Canadian distributor acts as a commissioned agent facilitating the importation wines into the Canadian provinces and provides sales representation in government controlled and privatized markets. Exports to Canada are also shipped from Australia at the purchaser’s risk and cost, although such sales are made in Canadian dollars.

In February 2006, we finalized a distribution agreement with Robert Whale Imports to act as the sole importer of our new range of wines expected to be released in June 2006 and shipped to California

Seasonal And Quarterly Results

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

Recent Developments

In early April 2006, we completed the 2006 harvest. The total tonnage of grapes processed during the harvest was approximately 1,026 tons which is expected to result in approximately 720,000 liters of wine. As of May 1, 2006, the winery had 1.5 million liters of wine in tank and barrel., Both 2005 and 2006 vintages produced good quality wines, despite extreme heat conditions with a protracted period of above average temperatures during the 2006 harvest period, that will meet both domestic and export market expectations into 2007. As a result we have elected not to crop our vineyards in 2007. This will enable us to reduce inventory of both packaged and bulk wines over the next two years and we estimate the operating and production cost savings to be $1.03 million (AU$1.4 million) over the next twelve months. While the Company intends to expand its export markets particularly into Asia any shortages of varietals can be sourced competitively on the bulk wine market in Australia.

In July 2006, we appointed a new Australian distributor, Domaine Wine Shippers, with representation in all states of Australia. Domain Wine Shippers has operated for 27 years representing premium vineyards from across Australia, New Zealand and France.

In April 2006, we appointed Universal Wine and Spirits (Asia) as our agents for Asia Universal is managed by Mr. Freddie Choong who has worked for 25 years in Asia with Southcorp and Allied Domecq.

In May 2006, the Company exported its first shipment of wines to its new distributor, Robert Whale Selections, in the United States.

The quality of our wines continued to attract national attention including recommendations from the Wine State Magazine and Kemeny’s, a major Sydney based retailer. We have continued to achieve further recognition of our wines by winning 8 medals including a gold for our Black Cypress Shiraz at the prestigious Hunter Valley Wine Show held in August 2006.

On September 1, 2006, we announced that Andrew Lyon had submitted his resignation as our Chief Executive Officer and President, and that we had appointed Wayne Rockall as our Chief Executive Officer to replace Mr. Lyon.

Research and Development.

The Research and Development Component of the Company focuses on the following four areas:

Fermentation

The Company is engaged in research and development in a number of areas, including implementing fermentation practices using yeast strains specific for different varieties of wine. We have completed extensive research and development with micro-oxygenation of wines. This system ultimately enables the acceleration of red wine production, achieving premium wine styles within a shorter time frame. Management believes that this technology will enable our red wine to ship to the market sooner.

Barrels and Oak Alternatives

After extensive oak barrel trials during the past three years, all French and American oak barrels are now being custom made by a select group of cooperages to match the exact requirements for our wine styles. These barrels provide oak characters to the Company’s products and integrates the oak characters into its super and ultra-premium wines. We first ordered these new barrels in November 2005. In addition the Company has successfully completed extensive trials with oak alternatives and has implemented these practices in its wine making process for premium wines.

Viticulture

Viticulture practices are constantly being reviewed at both vineyards. In 2005, we began to implement “Bio-Dynamic” sustainable farming practices which results in less use of chemicals, fungicides, herbicides and pesticides while enhancing grape quality and yields.

Packaging
The Company has also researched technologies and advances that it may use in its packaging and bottling, including alternative packaging formats which are in advanced developmental stages. These new technologies have not been released to the market.

Suppliers.

The Company uses materials and supplies, such as glass bottles, closures, labels, boxes and chemicals, that are currently obtained from a number of long standing suppliers. The supplies are purchased for specific needs and there are no long-term supplier agreements. Management monitors supply costs to maintain cost effectiveness. Bottling of the wines is performed by a third party in the town of Pokolbin that management believes offers product quality and prompt service, thus minimizing holding times for finished goods as the Company has begun to implement just-in-time bottling and packaging for premium wine exports.

Competition.

The 2005 The Australian Wine Industry Directory lists 1,045 wine producers that export wine, about half of all producers. Two companies, Southcorp and Hardy Wine Company, account for 41% of all exports by volume while the top 20 exporters account for 87%. The remaining 1,025 exporters compete for 13% of the exports by volume. The United Kingdom maintained its position as Australia’s leading overseas wine market followed by the United States.

The wine industry is highly competitive. Within the wine industry, management believes that its principal competitors include wineries in the Hunter Valley, Victoria and South Australia, which produce premium, super premium, and ultra premium wines. Wine production in Australia is dominated by large wineries that have significantly greater financial, production, distribution and marketing resources than the Company. Currently, no Hunter Valley winery dominates the New South Wales wine market. Several Hunter Valley wineries, however, are older and better established and have greater label recognition than the Company.

According to data published by the Australian Wine and Brandy Corporation, approximately 70% of all Hunter Valley grapes come from the Upper Hunter Valley. New South Wales accounts for 32% of the Australian grape crush and the Hunter Valley as a region accounts for 11% of total grape crush for New South Wales, Australia. Upper Hunter Valley wineries with which we compete include Rosemount, Giant Creek, Arrowfield, Lindemans, Tyrells, Tullochs, Roxborgh. All major wineries, including the Company, export to the United States, Canada, the European Union, United Kingdom and throughout Asia.

Management believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. Management believes that its forecasted production level of 230,000 gallons (160,000 cases) per year, based on the grape supply from the harvest in 2006 will give it competitive advantages over other Hunter Valley wineries in areas such as marketing, distribution arrangements and grape purchasing. The current production level of many Hunter Valley wineries is generally smaller than the projected production level of the Company. Management believes that the Company competes favorably with respect to each of these factors. The Company’s wines have received positive reviews of its wines and believes its prices are competitive with other Hunter Valley and Australian wineries.

Larger scale production is necessary to satisfy retailers' and on-premise demand. Management believes that its current level of production is adequate to meet that demand through August 2008. The current production level of many Hunter Valley wineries is smaller than the production level of the companies winery.

Regulatory Matters.

In nearly all the countries that the Company markets its wines, such as the United States, United Kingdom and Canada, there are statutory authorities which exercise varying degrees of market regulation. Management believes that the Company is substantially in compliance with all regulations.

Australian Regulatory Board

The Company’s quality control and distribution is regulated by the Australian Wine and Brandy Corporation. The Australian Wine and Brandy Corporation is the Australian Government authority responsible for the promotion and regulation of the Australian wine and brandy industry and the provision of wine sector information to wineries throughout Australia. It provides the regulatory role in quality control and its goal is to maintain the integrity of wines originating from Australian vineyards. It also has a role of providing industry-wide knowledge through published literature and market development. The Company’s business has been regulated by the Australian Wine and Brandy Corporation since its formation.

Trademarks and Intellectual Property.

All trademarks and intellectual property are licensed to the Company by Delta Dawn Pty Ltd. Delta Dawn advises that its material trademarks and intellectual property are protected in all material respects by the law of the governments which regulate the markets in which they are used.

Environmental Matters.

The Company believes that its operations are in substantial compliance with all applicable environmental requirements of Australia. With regard to its control of production and waste management, management believes the Company operates within all international standards.

Insurance.

We maintain liability insurance which, in the view of management, is adequate protection for any damages arising out of our activities. The amount of the liability insurance coverage is approximately $9.75 million (AU$13 million) for industrial special risk coverage, approximately $7.5 million (AU$10 million) for general liability coverage and $7.5 million (AU$10 million) for Directors and Officers liability insurance. The insurance is provided by outside insurance companies. Insurance is provided for physical loss or damage to assets owned by the Company, for business interruption and equipment breakdown, for loss due to employee fraud, computer crime, legal liability and directors and officers liability.

Employees.

As of June 30, 2006, the Company had 19 full-time employees. During May to July, the Company employs 20 additional part-time, seasonal employees for vine pruning. There are an additional 9 seasonal employees used during harvest in the winery. None of the employees are members of a union or labor organization. None of the employees have entered into employment contracts with Yarraman, Yarraman Australia or any affiliate of the entities.

In addition to our employees, we have appointed the following vineyard, winery and management team members.

Winemaker

Chris Mennie commenced his winemaking career in 1995 studying for his oenology degree at Charles Sturt University in Wagga, New South Wales, Australia. During this period, Mr. Mennie coupled his theoretical knowledge with practical experience working at Pfeiffer Wines, Rutherglen from 1997. He returned to the Hunter Valley to work at a winery at McWilliam's Mount Pleasant in 1999 and then joined Margan Family Winegrowers at Broke, as the Assistant Winemaker for four years. To augment his Australian winemaking experience, he traveled abroad and was appointed Winemaker to Chateau du Seuil in Bordeaux, France for two Vintages. In December 2003, Mr. Mennie returned to the region to head up the winemaking team at Yarraman Australia in the Upper Hunter Valley.

Master of Wine

To support the winemakers the Company has engaged the services of a consulting Master of Wine, The consultant is used to assist the winemakers in ensuring that the styles of wines produced by Yarraman Australia are consistent with market expectations.

Rob Geddes MW. Mr. Geddes’ company, Winestream Pty Ltd, is an Australian specialist in wine and food industry media relations and marketing. He has been a Master of Wine since 1992 and an international wine show judge. Mr. Geddes consults to Yarraman on media relations, marketing and specific wine projects.

Viticulturist

Steve Gell is a consulting viticulturist to Yarraman Australia and a number of other Hunter Valley vineyards. Mr. Gell has been a senior lecturer at the Hunter Institute of Technology, Faculty of Viticulture and Wine since 1994. He specializes is viticulture and soil survey.

Management Consultants.

The Company has engaged the services of Mr. Warrick Duthy of Warrick Duthy Consulting to advise the Company on its global brand strategy, mergers and acquisitions primarily in Asia, China and Australia.

In February 2006, we entered into an exclusive agreement with Madison One Data Group Limited, a company based in Mill Neck, New York to seek out a U.S. company that may complement our Australian operations within the United States. Madison One plans to seek potential candidates to enter into agreements involving the Company including potential mergers, consolidations, recapitalizations, joint ventures, business combinations, exchange offers or the purchase or sale of securities or assets.

In addition, the Company has entered into a consultancy agreement with Delta Dawn to provide consulting services related to the wine industry. Delta Dawn has appointed Gary Blom to carry out the consulting services. Mr. Blom’s role will be to assist management along with Warrick Duthy and Madison One Data Group in their respective search for potential strategic relationships.

Significant Subsidiaries.

The Company’s only subsidiary is Yarraman Australia.

Item 2.	Description of Property.

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

We have entered into a lease to use the “Wirrilla Vineyard,” located in the Gundagai region, which totals 1,312 acres located in a newly developed wine region in the southwest slopes of New South Wales. The lease is with Delta Dawn to whom we pay a monthly fee of approximately US$35,000 (AU$43,750) and have all rights to develop the land and utilize all fruit produced on the land. The lease expired June 30, 2006 and management intends to enter into an extension of the lease with Delta Dawn Pty Limited during the second six months of 2006 on the same terms and conditions.

Item 3.	Legal Proceedings.

We have entered into arbitration regarding one of our grape processing arrangements. A dispute has arisen regarding charges that were invoiced related to the storage of wine processed under the arrangement. The total amount in dispute is $225,000 AUD, which is approximately $165,000 USD. This amount has been recorded in our income during the fiscal years ended June 30, 2006 and 2005 . No reserve has been accrued for this amount as we intend to vigorously defend our position and believe that we will prevail.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our Common Stock is listed on the Pink Sheets®, which is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities that is published by the Pink Sheets LLC, under the symbol “YRMN.PK”. The following sets forth, for the periods indicated, the high and low bid price for our Common Stock as reported in the Pink Sheets®. The Pink Sheets® is a limited, voluntary reporting service and may not include all transactions regarding our Common Stock. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ending:	High	Low

2005
March 31, 2005	$1.25	$1.00
June 30, 2005	$1.25	$1.25
September 30, 2005	$1.25	$1.25
October 1, 2005 through December 22, 2005 *	$1.25	$1.25
December 23, 2005 through December 31, 2005 *	$1.25	$1.25

2006
March 31, 2006	$2.00	$1.00
June 30, 2006	$2.00	$2.00
September 30, 2006 (through September 20, 2006)	$2.35	$2.00

* Share Exchange closed on December 22, 2005, prior to this day, the Company was a non-operating shell company.

As of September 20, 2006 there were 16 shareholders of record.

We have not paid any stock dividends and cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

Recent Sales of Unregistered Securities.

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

In connection with the Share Exchange, we issued 1,250,000 shares of common stock (the “Millhouse Shares”) in exchange to MillhouseIAG Limited (“Millhouse”) as a finders fee.

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

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

We produce and sell premium, super-premium and ultra-premium wines from our winemaking operations located outside of Sydney, Australia. Our revenues are generated by selling our wines through distributors located both inside and outside of Australia pursuant to agreements that generally obligate the distributor to use its commercially reasonable efforts to arrange for the purchase of our products by retail and wholesale venders of wines in our target markets. We recognize revenue upon the shipment of the relevant wine (whether bottled or in bulk form) to the purchaser under circumstances that give rise to a binding obligation on the part of the purchaser to make payment to us.

On December 22, 2005, we entered into a Share Exchange Agreement with Yarraman Estate Pty Limited, a privately owned Australian company (“Yarraman Australia”), the beneficial owners of all of Yarraman Australia’s shares, and Delta Dawn Pty Limited as trustee of the Yarraman Road Trust (“Delta Dawn”), the nominal holder of such shares, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 shares of our common stock to Delta Dawn for the benefit of such beneficial owners.

As a result of the share exchange, Yarraman Australia became our wholly-owned subsidiary and Delta Dawn acquired approximately 60% of our issued and outstanding stock. Contemporaneously, Yarraman Australia purchased certain assets relating to the Yarraman winery operations from Delta Dawn. In connection with these transactions, we entered into certain financing arrangements described in this Annual Report and began reporting as operating company in the United States. Due to the effect such transactions had on our financial condition and results of operations, the financial statements appearing herein for periods prior to such acquisition by reverse merger are not comparable in all respects to those for periods subsequent to those transactions.

RESULTS OF OPERATIONS.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue. All amounts in the following presentation are in U.S. Dollars unless otherwise indicated.

	Twelve Months ended June 30, 2006
	2006		2005

Revenue	$1,830,151	100%	$2,293,354	100%
Cost of Revenue	$1,326,478	72%	$1,397,104	61%
Gross Profit	$503,673	28%	$896,250	39%
Other Income	($193,659)	(11%)	$4,171	(0)%
General and administrative expenses	$1,544,681	84%	$1,277,719	56%
Income before income tax	($1,234,667)	(67)%	($377,298)	(17)%
Income tax expenses	0	0%	0	0%
Net Income	($1,234,667)	(67)%	($377,298)	(17)%

TWELVE MONTHS ENDED JUNE 30, 2006 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2005

REVENUE. Revenue was $1,830,151 in the twelve months ended June 30, 2006 compared to $2,293,354 in the twelve months ended June 30, 2005. The decrease in revenues of $463,203 or 20.2%, was primarily related to the following items: (1) we had a reduction in our export sales of $110,332, or 21%, (2) we made bulk wines sales of $232,320 to United Kingdom in 2005 which did not occur in 2006 and (3) we had an increase in domestic sales of $58,363 or 9.1%. The increase in domestic sales we attribute to new restaurant, retail and wholesale accounts established during the year. The reduction in our export sales has resulted from fewer orders from the United States (21% decline), Canada (19% decline) and Ireland (58% decline) offset by an increase of 91% in sales to Asia. Management believes that sales to the United States and Canada were down significantly due to poor performance by our distributors and we are currently working towards improving market penetration in the United States by entering into agreements with new distributors and revising our product marketing strategies. Total bottled wine case sales for year ended June 30, 2006 were 23,434 compared to 19,140 cases in the same period in 2005. Export sales were 10,170 cases with domestic sales of 13,264.The lower level of sales is a result of our having no bulk wine sales in 2006 compared to 2005.

 COST OF REVENUE. Cost of revenue was $1,326,478 in the twelve months ended June 30, 2006 compared to $1,397,104 in the twelve months ended June 30, 2005. As a percentage of revenue, cost of revenue was 72% in the twelve months ended June 30, 2006 compared to 61% in the twelve months ended June 30, 2005. The increase cost of revenue is primarily due to the change in our revenue mix with increased contract winemaking revenue which is a high cost, low-margin activity for us. Gross profit was $503,673 in the twelve months ended June 30, 2006 compared to $896,250 in the twelve months ended June 30, 2005. As a percentage of revenues, gross profit decreased to 28% in the twelve months ended June 30, 2006 from 39% in the twelve months ended June 30, 2005 for the reasons discussed above.

OTHER INCOME (EXPENSE). Other income (expense) was $(193,659) in the twelve months ended June 30, 2006 compared to $4,171 in the twelve months ended June 30, 2005. The increase in expense was primarily attributable to an increase of $239,467 in our interest expense, expenses relating to the reverse acquisition of $161,734, offset by a gain of $152,012 on settlement of a debt. The gain on settlement of debt was as a result of our adjusting the terms of one of our grape processing arrangements pursuant to which we had an obligation to provide 108,701 liters of 2005 vintage, with a value of AU$578,289 (US$432,445), to a customer who hired us to process fruit it supplied into wine.  We were able to satisfy this obligation in full by providing the customer with 108,701 liters of 2004 vintage, with a value of AU$375,018 (US$280,433).  The difference of $152,012 was recognized as a gain on the settlement of a debt because we view the obligation as a debt as neither the customer’s wine nor the related fruit is carried as part of our inventory.

As a result of the asset purchase agreement with Delta Dawn which closed on December 22, 2005, we assumed an interest bearing loan which was not present in the same period the previous year. Interest paid in the twelve month period ended June 30, 2006 was $241,914. As a percentage of revenue, other income and expense increased to (11%) for the twelve months ended June 30, 2006 compared to none for the twelve months ended June 30, 2005, the increase is because on the reasons discussed above.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses were $1,544,681 in the twelve months ended June 30, 2006 compared to $1,277,719 in the twelve months ended June 30, 2005. This is an increase of $279,610, or 21.9% from the 2005 period to the 2006 period. This increase was primarily attributable to an increase of $121,920 in salary and wages. Our total sales expenses increased because we hired additional sales representatives to assist in development of existing markets and exploration into new markets during the twelve months ended June 30, 2006. Sales wages increased by $64,014, or 52%. Also, during the twelve months ended June 30, 2006, our officer’s salaries increased as we hired new executive management who have experience with managing publicly traded, United States domiciled companies. Officers’ salary increased by $39,682 or 30%.

Depreciation and amortization expense associated with fixed assets acquired from the asset purchase agreement with Delta Dawn also contributed to the higher sales, general and administrative expenses. Our depreciation expenses increased by $118,823, or 122%.  As a percentage of revenues, sales, general and administrative expenses increased to 84% in the twelve months ended June 30, 2006 from 56% in the twelve months ended June 30, 2005 due to the reasons as discussed above.

NET INCOME (LOSS).  Our net loss was $(1,234,667) in the twelve months ended June 30, 2006 compared to a net loss of $(377,298) in the twelve months ended June 30, 2005. This increase in loss was primarily attributable to the lower gross profit achieved in the current period due to changes in our product mix combined with the increase in sales, general and administrative costs and interest expense as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $110,438 of cash and cash equivalents and $4,537,003 of working capital as compared to $43,723 and $528,236, respectively, at June 30, 2005. Cash flow from operations is expected to increase as a result of our expansion of distribution channels, particularly in the United States, and review of our market strategy.

We have entered into loan agreements with Delta Dawn, both of which are expected to provide funds to meet our immediate liquidity needs for the next six months..

On December 21, 2005, we entered into a long term, loan with Delta Dawn with an initial principal balance of AU$1,612,666. According to the repayment terms, 50% of the loan balance is first due after the first 25 months and the remaining balance is otherwise payable for 36 equal monthly installments thereafter. After the 36 months, the entire remaining balance becomes due and payable immediately.

An additional loan agreement was also signed on May 1, 2006 with Delta Dawn, with a principal amount of $656,000. This loan was provided to assist with our working capital requirements due to the low level of sales revenue generated during the period. On May 25, 2006, Delta Dawn loaned us an additional $10,950 to be paid according to the terms of the May 1, 2006 loan.

In August 2006, we entered into a bridge loan with a related party Whinners Pty Ltd, for an amount of AU$365,000 at a interest rate of 8.75% to be repaid in full on September 30, 2006.

Management has been exploring options to refinance its long term loan from Provident Bank, currently with an outstanding balance of $4,078,921. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

INFLATION AND CHANGING PRICES

Management believes our operations have not been and, in the foreseeable future, will not be adversely affected by inflation or changing prices.

Risks Factors Related to Our Business.

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company’s business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

We are subject to, among others, the following risks:

RISKS ASSOCIATED WITH OUR BUSINESS.

Our business may be adversely effected by competition.

The wine industry is highly competitive. Within the wine industry we believe that our principal competitors include wineries in the Hunter Valley, Victoria and South Australia, which produce premium, super premium and ultra premium wines. Wine production in Australia is dominated by large wineries that have significantly greater financial, production, distribution and marketing resources than us. Currently no Hunter Valley winery dominates the New South Wales wine market. Several Hunter Valley wineries, however are older and better established and have greater label recognition than we do. We believe that the principal competitive factors in the premium, super premium and ultra premium segment of the wine industry are product quality, price, label recognition and product supply. We believe that we compete favorably with respect to each of these factors, however larger scale production is necessary to satisfy retailers’ and on premise demand.

An inability to respond quickly and effectively to new trends could adversely impact our competitive position.

Any failure to maintain the superiority of our winemaking capabilities or to respond effectively to market changes in the wine industry could adversely affect our ability to retain existing business and secure new business. We will need to constantly seek out new products and develop new solutions to maintain in our existing quality. If we are unable to keep current with new trends, our competitors’ services, technologies or products may render us noncompetitive.

Increases in staffing costs could adversely affect our business.

Our business is labor intensive and we are dependent on the provision of services by highly qualified personnel. These resources are scarce and we may face competition for these services which could result in increased expenses for the business. These labor expenses constitute a significant component of our overall cost of doing business and increases in these expenses may adversely impact our business.

Increases in distribution expenses and/or decreases in the effectiveness of our distributors could result in higher expenses with no corresponding increase in revenue.

Our current business model is reliant upon distribution and changes to the costs associated with that distribution or a decrease in the effectiveness of those distributors could have a significant adverse impact on the revenue and/or profitability of our business.

Increases in cost for grapes and other fruit could adversely affect our business.

We may purchase grapes and fruit from other sources. Significant increases in the price of grapes or other fruit used to make our wine could increase the overall expense of the Company doing business and reduce its profitability.

We are subject to risks associated with joint ventures and third party agreements.

We have entered into a lease with Delta Dawn Pty Ltd., a related party, to use the “Wirrilla Vineyard”, located in the Gundagai region, which totals 1,312 acres located in a newly developed wine region in the southwest slopes of New South Wales. We pay a monthly fee of approx $35,000 and have all rights to develop land and utilize all fruit produced on the land. The lease expires June 30, 2006 and we intend to extend the lease with Delta Dawn during the second six months of 2006.

In addition, in January 2006 we entered into an agreement with Delta Dawn to provide consulting services related to the wine industry. Delta Dawn’s role will be to assist management in their search for potential strategic relationships to complement current operations and assist in the growing the business.

We may incur significant costs if issues or disputes arise in relation to those arrangements and joint ventures and our future operation, growth and expansion is dependent on the success of those arrangements.

We may be subject to product liability claims which could negatively impact our profitability.

We sell alcoholic beverages for consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of products. We may be subject to liability if the consumption of any of our products causes injury, illness or death.  A significant product liability judgment against us may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes.  Even if a product liability claim is unsuccessful or is not fully pursued, any negative publicity surrounding such assertion that products provided through our treatment programs caused illness or injury could adversely affect our reputation with existing and potential customers and including irreparable harm to our corporate and brand image.

We have limited business liability insurance coverage.

We have limited business liability insurance coverage for our operations. Any loss due to business disruption, litigation or natural disaster may exceed or may be excluded from the insurance coverage we have and could result in substantial expenses and a diversion of resources. We do not have liability insurance to cover any operations outside of Australia.

We may experience negative results from our plans for expansion.

We may, in the future, acquire other wineries and vineyards or expand our business beyond Australia. Entering into any expansion transaction entails many risks, any of which could have a negative impact on our business, including: (a) diversion of management’s attention from other business concerns; (b) failure to integrate the acquired company with our existing business; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities. Any expansion globally also entails additional risks relating to operating our business in environments with different legal and regulatory systems and business customs than those in Australia, incurring additional costs in locating and retaining those professionals with expertise in these area. There is also the likelihood that significant start up costs will be incurred and that it may take time to achieve successful market penetration in new markets. We may discover that such expanded operations are less profitable than existing operations and that losses may be incurred.

We may be unable to implement our acquisition or expansion strategy and as a result, we may be less successful in the future.

We may not be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing, if needed, to complete acquisitions may not always be available on satisfactory terms. Further, our acquisition strategy presents a number of risks to us, including adverse effects on our earnings after each acquisition, diversion of management's attention from our core business, failure to retain key acquired personnel and other risks from unanticipated events or liabilities arising after each acquisition. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.

We may have future capital needs for which we will need to access additional financing. Additional financing could dilute our current stockholders’ equity interests.

If additional funds are raised through the issuance of equity or debt securities, our current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock.

There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brand name as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to retain our key management and staff.

We are highly dependent on the services of the principal members of our management. The loss of one or more of such individuals could substantially impair the quality of our products and affect our ongoing research and development programs. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other wineries and wine marketing companies and we may have to pay higher salaries to attract and retain personnel.

Our stock price is highly volatile.

There is a significant risk that the market price of our common stock could decrease in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

Efforts to comply with securities laws and regulations have required substantial financial and personnel resources and we still may fail to comply.

As directed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting.

The formal process of evaluating our internal controls over financial reporting, which has required the devotion of substantial financial and personnel resources, is continuing. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines.

We are subject to the risks associated with doing business in Australia.

As most of our current operations are conducted in Australia, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in Australia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Yarraman Estate Pty Ltd, our wholly-owned subsidiary, is incorporated in Australia. All of our executive officers and most of our directors are non-residents of the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws in an Australian court against us or any of those persons or to effect service of process upon these persons in the United States.

Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Australia. It may be difficult to enforce a judgment in the United States against us and most of our officers and directors or to assert U.S. securities laws claims in Australia or serve process on most of our officers and directors.

We may experience an impact of the United States Foreign Corrupt Practices Act on our business.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Compliance with the Foreign Corrupt Practices Act could adversely impact our competitive position and failure to comply could subject us to penalties and other adverse consequences. We have attempted to implement safeguards to prevent and discourage non-compliant conduct by our employees and agents. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse affect on our business, financial condition and results of operations.

Effects of International Sales.

We intend to continue to market our current and future products in most major world markets. A number of risks are inherent in international transactions. In order for us to market our products in the U.S., Europe, Canada, Asia and certain other foreign jurisdictions, we may have to obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality, distribution and advertising rules and regulations. There can be no assurance that we will be able to obtain or maintain regulatory approvals or clearances in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals or clearances.

Fluctuations in currency exchange rates may adversely affect the demand for our products by increasing the price of our products in the currency of the countries in which the products are marketed.

Our consolidated financial statements are presented in Australian and U.S. dollars. Fluctuations in the rates of exchange between U.S. dollar and other foreign currencies may negatively impact our financial condition and results of operations. As we expand our presence into the U.S. and other international markets, we expect the percentage of both our revenues and expenditures denominated in non-Australian dollars to increase, with particular emphasis on U.S. dollars. For the foreseeable future, we expect our expenditures to be predominantly denominated in Australian dollars, resulting primarily from our activities in Australia, and expect capital expenditures to be denominated in Australian dollars.

We may experience a risk of revenue reduction due to currency conversions.

At this time, all of our revenue, expenses and capital purchasing activities are transacted in Australian Dollars. Capital transactions will always be reported based on the current exchange rates, and resulting gains and losses from historical rates are charged or credited directly to stockholders’ equity. Revenues and expenses will be converted using the weighted-average exchange rates for the periods being reported. Any major fluctuation in the average exchange rate between the Australian Dollar and the U.S. Dollar during a period will affect our results of operations reported as reported in U.S. Dollars.

To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our operations.

We may not achieve the widespread brand recognition necessary to succeed outside of Australia.

We believe it is imperative to our long term success that we obtain meaningful market share for our products in international markets. Therefore, we must quickly establish recognition of our brands. This will require us to must make substantial expenditures on product development, strategic relationships and marketing initiatives in new markets. In addition, we must devote significant resources to ensure that our customers are provided with a high quality product and a high level of customer service. Many of our potential competitors may have substantially greater financial, marketing and other resources and potentially greater access to content and distribution channels than us. We cannot be certain that we will have sufficient resources to achieve the early and widespread brand recognition we believe necessary to realize commercial acceptance of our products.

Regulations in international markets relating to alcoholic beverages could adversely affect our business.

Our business model is dependent upon the distribution of alcoholic beverages. In certain countries, we may be subject to state or national laws governing the distribution of alcoholic beverages. We may be required to expend substantial unforeseen resources to comply with such regulations. Failure to comply with such regulations could cause a significant disruption in our business domestically and internationally as it could distract management attention and have a material adverse effect on our business and financial condition or results of operations.

Inability to hire experienced and capable employees or executives or enter into distributor agreements in non-Australian markets could adversely affect our business in such markets.

We rely heavily on the performance of our officers and key employees in Australia as well as distributor agreements in foreign markets. Any growth will be dependent on our ability to retain and motivate qualified personnel in those markets and find retail market distributors with a broad base for re-sale of our products in the market. If we do not succeed in attracting new qualified employees or entering into an agreement with a distributor, our business could suffer significantly. Competition for qualified personnel is intense in certain markets, and we may be unable to identify, attract, hire, train, assimilate, or retain a sufficient number of highly skilled managerial, marketing and technical personnel necessary to implement our business plan. We may not be able to enter into distribution agreements in certain markets which could have a significant impact on our retail market penetration.

We have a limited operating history.

The Company has received only modest revenues and may experience many of the problems, delays, expenses and difficulties commonly encountered by smaller companies, many of which are beyond the Company’s control. These include, but are not limited to, unanticipated problems related to product development, regulatory compliance, manufacturing, marketing, additional costs and competition, product obsolescence, as well as problems associated with sales or operations in foreign countries. There can be no assurance that the Company will be able to market its products or that products will meet with customer acceptance or generate any revenue, or that the Company will ultimately achieve profitability. The Company has incurred significant development and marketing operating losses to date and there can be no assurance of future revenues or profits.

The success of our plan of operation is uncertain.

The Company’s proposed plan of operation and prospects will be largely dependent upon the Company’s ability to successfully attract distributors and build brand awareness with customers. There can be no assurance that the Company will be able to successfully implement its business plan or that unanticipated expenses, problems, or difficulties will not occur which would result in material delays in its implementation. There are no assurances that the Company will be able to generate sufficient revenues from sales to distributors to become profitable.

We may rely upon our relationships with distributors, alliance partners and customers.

The Company believes that to be successful it may need to establish on-going partnership/support relationships with certain customers and distributors. The Company’s reliance on these relationships may involve risks including among other things, the risk of bankruptcy of the partner, the inability of such partner to undertake necessary financial obligations, possible inconsistent business goals or interests or a possible conflict on business decisions or positions.

Enforceability or claims for civil liability is uncertain.

The majority of the Company’s officers and directors reside outside the United States. The Company anticipates that a substantial portion of the assets that may be developed or acquired by it will be located outside the United States and, as a result, it may not be possible for investors to effect service of process within the United States upon the officers or directors, or to enforce against the Company’s assets or against such person judgments obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other law.

We may have risks due to our foreign operations and dependence on foreign sales representatives.

As a substantial portion of the Company’s operation will be subject to various factors characteristic of conducting business outside the United States, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, export controls or license requirements, political or economic instability, impositions of government controls and other factors, any or all of which could have a material adverse effect on the business of the Company. Agreements may also be more difficult to enforce and receivables more difficult to collect through a foreign country’s legal or currency expatriation systems. In addition, the laws of certain countries relating to proprietary rights do not protect the Company’s products and intellectual property rights to the same extent as do the laws of the United States and Australia.

We may experience risks relating to our growth and expansion.

Growth of the Company’s business may place significant pressures on the Company’s management, operation and technical resources. The Company believes that for competitive reasons, it is important to obtain a customer base as early as possible and accordingly, the failure to expand operations in the early years of the Company’s business may hinder or preclude significant future growth. If the Company is successful in obtaining customers for its products, the Company may be required to raise substantial additional funds and deliver large volumes of products to its customers on a timely basis at a reasonable cost to the Company. The Company may be required to obtain additional financing in order to pursue additional business opportunities. The Company’s success will also depend in part upon its ability to provide customers with timely service and support. The Company will also be required to develop and improve operational, management and financial systems and control. Failure to manage growth would have a material adverse effect on the business of the Company and expenses arising from Company activities to increase market penetration and support growth may have a negative impact on operating results.

Item 7.	Financial Statements.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

Additionally, there were no changes in our internal control over financial reporting that during the period covered by this Annual Report on Form 10-KSB has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Since June 30, 2006, and as of the date hereof our directors and executive officers are as follows:

Name	Age	Position

Wayne Rockall	50	Chief Executive Officer and President
John Laurence Wells	52	Chief Financial Officer and Secretary
William J. Stubbs	66	Director
William Bernard Middleton	65	Director
John J. Moroney	51	Director
Frank Starr	52	Director
Brian Johnston	61	Director
Andrew Lyon	49	Former Chief Executive Officer and President

Wayne Rockall, age 50, Chief Executive Officer and President. Mr. Rockall has been serving as Chief Executive Officer and President of the Company since September 1, 2006. Mr Rockall has been employed from 2004 to 2006 as Sales Director for Swift + Moore Pty Ltd, a subsidiary of Brown-Forman Corp., with annual sales of approximately AU$250 million. At Swift + Moore, he managed a sales and marketing staff of more than 140 people. Prior to Swift + Moore, he was General Manager, Australasia Regional Director of SOLA Optical, an NYSE-listed designer and manufacturer of ophthalmic lenses, from 1999 to 2004. Mr. Rockall is a graduate of Macquarie University, Sydney with a bachelors of arts degree. He also holds a diploma of marketing from Ku Ring Gai College (UTS).

John Laurence Wells, age 52, Chief Financial Officer and Secretary. Mr. Wells has been the Chief Financial Officer of Yarraman Australia since March 2005. From March 2003 through April 2005, Mr. Wells held the position of Chief Financial Officer and Secretary of Waratah Engineering Pty Ltd. From July 2001 through February 2003, Mr. Wells was the Manager of Finance and Administration for Brokenwood Wines Pty Ltd. He also served as Chief Financial Officer and Secretary of Jeffrey Mining Products Pty Ltd., an Australian subsidiary of Jeffrey Mining Products LP, from March 1982 until March 2001. In addition to his full-time employment, Mr. Wells has held the position of Corporate Secretary for a number of corporations over the last twenty years. Mr. Wells has a Bachelor of Commerce Degree from University of Newcastle, Australia which was obtained in 1977. Mr. Wells is an associate of the Australian Society of Certified Practicing Accountants.

William J. Stubbs, age 66, Director. Mr. Stubbs is currently self-employed as an independent business consultant, his sole occupation since May 31, 2003. Prior to his independent consulting business, Mr. Stubbs served as a consultant to and the Chief Financial Officer of AHF Capital Management Pty Limited from February 2001. From January 31, 1994 through December 15, 2000, Mr. Stubbs served as the Chief Financial Officer for Independent Print Media Group Pty Limited (formerly the Hannan Group), where he was also a member of the audit committee. Mr. Stubbs has experience in tax and finance, as well as a background in accounting. He is a registered tax agent in Australia and is a former fellow of the Institute of Company Directors, a fellow in the Australian Society of Certified Practising Accountants. Mr. Stubbs is also a Justice of the Peace of New South Wales, Australia. Mr. Stubbs holds an accounting degree from the Sydney Technical College in Sydney, Australia which he earned in 1962.

William Bernard Middleton, age 65, Director. Mr. Middleton has served as President and Chief Executive Officer of Corporate Capital Group, Inc. since July 1988, an investment bank with offices in New York; Sydney, Australia; and Auckland, New Zealand; involved in international mergers and acquisitions. He was Managing Director and Chief Executive of Advanced Systems Research, a high technology wireless research company in Sydney, Australia, from September 1987 until June 1988. He was President and Chief Executive Officer of Arthur Young Business Systems, a computer software developer with offices in New York and Sydney, Australia, from November 1980 until March 1987. He was Managing Director and Chief Executive Officer of Foundation Computer Systems in Sydney, Australia, a company involved in developing and marketing computer solutions for pharmacies throughout Australia, from January 1977 until October 1980. He was a National Divisional Manager with Xerox Australia, from April 1971 until November 1976. He was Production Manager then Sales Manager of Permail in Sydney, Australia, a company involved in providing marketing services to the pharmaceutical industry from January 1967 until March 1971. He was an officer in the New Zealand Regular Army from December 1961 until he resigned his commission with the rank of Captain in December 1966. Mr. Middleton is a Mechanical Engineering graduate of The Royal Military College of Australia at Duntroon in Canberra, Australia, where he attended from January 1958 until December 1961.

John J. Moroney, age 51, Director. Mr. Moroney is the President, Chief Executive Officer and a Director of Juvent, Inc., a company specializing in drug-free therapy for the prevention and treatment of osteoporosis. Mr. Moroney also serves as the President of Landmark Financial Corporation, which he founded in 1983 to provide corporate finance advisory services to emerging life sciences companies, specializing in capital raising, mergers and acquisitions, and product licensing work. Between 1985 and 1991, Landmark was involved in an exclusive arrangement with Ladenburg, Thalmann & Co., one of the oldest investment banks in New York, to capitalize on emerging opportunities in the healthcare market, where Mr. Moroney served as a Managing Director. In 1991, Mr. Moroney became a co-founder and Chairman of Flemington Pharmaceutical Corporation, a publicly held development-stage drug delivery company (now NovaDel Pharmaceuticals; AMEX: NVD). Prior to founding Landmark, Mr. Moroney spent ten years in commercial banking with Citibank, United Jersey Bank, and Midlantic Bank. Mr. Moroney holds B.S. and M.B.A. degrees from Fordham University.

Frank Starr, age 52, Director. Mr. Starr is the President and CEO of Axonn Chartered Accountants a chartered accounting and advisory firm, specializing in agricultural businesses, a position held since 1983. Prior to 1983 Mr. Starr was a manager with Ernst & Young for five years. Mr. Starr holds Master of Commerce and Bachelor of Commerce degrees obtained from the University of New South Wales in Sydney, Australia.

Brian Johnston, age 61, Director. Retired since December 2005, Mr. Johnston had served as the Managing Director of Allied Domecq NZ (Montana Wines), a position held since March 2004. Prior to that he held the position of Director of Global Operations of Allied Domecq for a period of eighteen months. Between 1988 and May 2001, he held the position of Executive General Manager Operations reporting to Group Chief Executive of Southcorp Ltd. Wine Division in Adelaide. Before joining Southcorp, Mr. Johnston was the Operations Director for Nabisco Brands Pty Ltd, a position he held from 1984 to 1988 which followed a promotion from Production Manager of Nabisco Brands Pty Ltd, a position held from 1977 to 1984. Mr. Johnston holds a Degree of Veterinary Science from Edinburgh University.

Andrew Lyon, age 49, Former Chief Executive Officer and President. Mr. Lyon joined as Chief Executive Officer of Yarraman Australia in August 2005 and resigned as Chief Executive Officer and President of the Company effective September 1, 2006. He has 20 years of executive experience with both private and public companies internationally. His experience with agricultural businesses began in 1979 in Zimbabwe and South Africa. From 1996 to 2001 he was Managing Director of his family business, C W Lyon Pty Ltd an agri-business specializing in large volume horticultural exports from Africa to Europe, USA and Australia. He served as Chief Executive Officer of the multi-national Wormald International in the Pacific region from 1987 to 1995. From 2002 to 2005 he consulted to a number of private companies in Australia in change management and restructuring including export strategies and development including wineries and wine retail. He is a business studies graduate from the University of Western Australia GSM.

There have been no transactions to which the Registrant or any of its subsidiaries was or is to be a party, in which any of the directors or officers had, or will have a direct or indirect material interest.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors.

Compliance With Section 16(a) of Exchange Act

Based on our review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2006, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

On February 3, 2006, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and other persons who perform similar functions. A copy of our Code of Ethics is filed as Exhibit 14.1 hereto. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

Audit Committee

The Board of Directors has adopted an Audit Committee Charter. The Board of Directors had appointed each of Frank Starr, John Moroney and William Stubbs to the Audit Committee. Each of Frank Starr, John Moroney and William Stubbs meets the independence requirements and standards currently established by the SEC. The Board of Directors has designated William Stubbs to serve on the Audit Committee member as Chairman and "audit committee financial expert" within the meaning of the rules and regulations of the SEC.

The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

Item 10.	Executive Compensation.

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during each of our last three fiscal years to the identified persons (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-term Compensation
		Annual Compensation (1)			Awards
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	Long-Term Incentive Plan Payouts ($)	All Other Compensation ($) (2)

Wayne Rockall, CEO (2)	2006	0	0	0	-0-	-		$0

Andrew Lyon, CEO (3)	2006	51,455(4)	$0	10,239	-0-	-		$0
	2005	-0-	$0		-0-	-		$0
	2004	-0-	$0		-0-	-		$0

John Wells, CFO(5)	2006	56,087	$0	8,787	-0-	-		$0
	2005	0-	$0	0	-0-	-		$0
	2004	-0-	$0		-0-	-		$0

(1)    We have concluded that the aggregate amounts of perquisites and other personal benefits paid to the named individuals do not exceed the lesser of $50,000 or 10% of the compensation reported in the table for such individuals.

(2)    Mr. Rockall assumed the position of Chief Executive Officer on September 1, 2006 and did not collect any compensation during the 2006 fiscal year, his compensation arrangement is described below under the section entitled “Employment Contracts.”

(3)    Mr. Lyon assumed the position of Chief Executive Officer on December 22, 2005. He resigned as Chief Executive Officer effective September 1, 2006.

(4)    Prior to his appointment as Chief Executive Officer, Mr. Lyon received $41,944 in compensation for his work as a consultant during the 2006 fiscal year.

(5)    Mr. Wells assumed the position of Chief Financial Officer on December 22, 2005.

OPTION/SAR GRANTS DURING 2006 FISCAL YEAR (INDIVIDUAL GRANTS)

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Wayne Rockall, CEO	0	0	0	N/A
Andrew Lyon, CEO	0	0	0	N/A
John Wells, CFO	0	0	0	N/A

AGGREGATED OPTION/SAR EXERCISES DURING 2006 FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#) Exercisable/Unexercisable		Value of Unexercised In- The-Money Options/SARs At Fiscal Year-End ($) Exercisable/Unexercisable
			Exercisable	Unexercisable	Exercisable	Unexercisable
Wayne Rockall, CEO	0	-	-	-	-	-
Andrew Lyon, CEO	0	-	-	-	-	-
John Wells, CFO	0	-	-	-	-	-

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has a Compensation Committee that makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, Chief Financial Officer and employees. Our Compensation Committee consists of Frank Starr, Brian Johnston and William Stubbs. The Board of Directors has designated Frank Starr to serve on the Compensation Committee member as Chairman. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

None of the members of the Compensation Committee have any relationship with the Company or any of its officers of employees other than in connection with their role as a director. None of the members of the Compensation Committee have participated in any related party transactions with the Company since the beginning of the Company’s last fiscal year.

EMPLOYMENT CONTRACTS

Yarraman has entered into an employment agreement with Mr. Rockall that provides for his total annual compensation for serving as a Chief Executive Officer and President to be AU$200,000. Mr. Rockall will also be entitled to bonus of up to 100% of base salary on achieving key budget and performance criteria and when Yarraman finalized a stock option plan, he will be granted 250,000 stock options in the Company, the vesting of which will be based on achieving agreed performance criteria.

Yarraman had an employment agreement with Mr. Andy Lyon that provided for total annual compensation for serving as Chief Executive Officer and President to be AU$150,000.

Yarraman has an employment agreement with Mr. John Wells that provides for his total annual compensation to be AU$85,000 plus a motor vehicle allowance of AU$10,000 for serving as Chief Financial Officer.

COMPENSATION OF DIRECTORS

Members of the Board Directors are to each receive fees in the sum of AU$20,000 per year, with a wine allowance to the value of AU$5,000 and accommodation entitlements at Yarraman Estate in the Upper Hunter Valley, Australia. The Board of Directors resolved that these fees were based on each Director attending and preparing for no fewer than four Board meetings per year and in addition providing additional assistance to the Company as required.

Bill Stubbs is paid an additional fee of AU$5,000 in recognition of his role and responsibilities as Chairman of the Board of Directors of the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 20, 2006, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Title of Class	Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class
Common Stock, $.001 par value	Delta Dawn Pty Ltd., as trustee for the Yarraman Road Trust (2)	15,000,000(3)	60.0%
Common Stock, $.001 par value	Huntleigh Investment Fund Limited 49 Micoud Street Castries, St. Lucia	4,880,556 (4)	19.52%
Common Stock, $.001 par value	Wayne Rockall, Chief Executive Officer and President (2)(5)	0	*
Common Stock, $.001 par value	Andrew Lyon, Chief Executive Officer and President (2)(5)	0	*
Common Stock, $.001 par value	John Laurence Wells, Chief Financial Officer (2)	0	*
Common Stock, $.001 par value	William J. Stubbs, Director 58 Terry Road Box Hill, New South Wales 2765 Australia	0	*
Common Stock, $.001 par value	William Middleton, Director c/o Corporate Capital Group, Inc. 954 Lexington Avenue, Suite 242 New York, New York 10021	0	*
Common Stock, $.001 par value	John J. Moroney, Director 39 Worthington Ave. Spring Lake, New Jersey 07762	0	*
Common Stock, $.001 par value	Frank Michael Starr, Director Unit 8, 28 Black Street Yarralumla ACT 2600 Australia	0	*
Common Stock, $.001 par value	Robert Brian Johnston, Director The Dee, Gully Road, Carey Gully SA 5144 Australia	0	*
Common Stock, $.001 par value	Total Held by Directors and Executive Officers (seven individuals)	0	*

_______
(1)    Unless otherwise noted, the Registrant believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty (60) days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within sixty (60) days of the date indicated above, have been exercised. To date, the Registrant has not granted any options, warrants or any other form of securities convertible into its common stock.

(2)    The address of the beneficial owner is c/o Yarraman Estate, 700 Yarraman Road, Wybong, Upper Hunter, New South Wales, 2333 Australia.

(3)    Delta Dawn Pty Ltd. is trustee of Yarraman Road Trust, an Australian unit trust created by a declaration of trust contained in a deed poll dated September 26, 2002. Interests in the trust property are evidenced by the issuance of units to the trust beneficiaries, with each unitholder entitled to the benefit of the assets of the Trust in the proportion in which they are registered as holding units from time to time. While the unitholders do not have the ability to direct the disposition and the voting of securities of the Registrant held in the name of Delta Dawn Pty Ltd as trust property, they may be deemed to beneficially own the securities as a result of their rights under the Trust documents. All unitholders have disclaimed any beneficial ownership that may be imposed due to interpretations of unitholders’ ownership of the trust property.

(4)    Based on information reported by Hunteigh Investment Fund Limited on an amendment to Schedule 13G dated April 28, 2006.

(5)    Mr. Lyon assumed the positions of Chief Executive Officer and President on December 22, 2005. He resigned as Chief Executive Officer and President effective September 1, 2006. Mr. Rockall assumed the positions of Chief Executive Officer and President on September 1, 2006.

* Less than one percent.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Item 12.	Certain Relationships and Related Transactions.

Since our inception as a public company, certain members of the Board of Directors, shareholders and general management have made loans to Yarraman Australia to cover certain ordinary business expenses.

We entered into various related party transactions with Yarraman Road Trust, various unit holders of Yarraman Road Trust, related entities of unit holders of Yarraman Road Trust and officers of the Company.

Yarraman Australia leased approximately 200 acres of vineyards and related plant and equipment from its former parent, the Yarraman Road Trust. Terms of the agreement included annual payment of AUD $285,000 plus GST of AU$28,500, approximately US $239,000. The lease began on July 1, 2003 and terminated on December 22, 2005 when we purchased the vineyard and related plant and equipment.

We also pay The Yarraman Road Trust approximately $35,000 per month for the use of additional vineyard land also located in Australia. On January 1, 2006 we entered into an agreement to lease this land for AU$43,750 plus GST (approximately US$35,000) per month. The term of the lease was until June 30, 2006 and during this period we paid an amount of AU$263,515.

Yarraman Australia has received loans from the Yarraman Road Trust (its former parent) to fund operations and purchase assets. The balance of this loan was AU$2,946,649 as at June 30, 2006.

In August we entered into a loan agreement with Whinners Pty Ltd. To borrow up to AU$500,000, with interest payable at 8.75%, due on September 30th 2006.

Stockholders and Directors of the Company and of Yarraman Road Trust were provided wine during the year ended June 30, 2006 valued at AU$34,578.

The Company paid consulting fees to one of the Unit Holders of its Parent in the amount of approximately AU$110,000 during the twelve months ended June 30, 2006.

On January 1, 2006 we entered into a consulting agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust to provide business consulting services related to the wine industry for a term of two years or until such time as its ownership percentage in our Company is reduced to less then 15%. We agreed to pay AU$100,000 plus GST (approximately US$78,000) annually. The Company also had a liability to this company related to the consulting fee of AU$12,319 as of June 30, 2006.

During the twelve months ended June 30, 2006 we included in its revenue fees for wine making and storage of wine of approximately $444,235 to a company in which we have a joint venture agreement.

During the same period we also included in our costs of operation an amount of AU$159,226 resulting from the joint venture. Offsetting the costs was a gain of AU$203,271 resulting from our adjusting the terms of one of our grape processing arrangements in which we had an obligation to provide 108,701 liters of 2005 vintage, which we settled by providing 2004 vintage.

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

The Company’s assets are also pledged as collateral for indebtedness of Yarraman Australia’s prior parent, the Yarraman Road Trust. As of June 30, 2006 the outstanding balance on this debt was approximately AU$5,090,735.

Item 13.	Exhibits.

Exhibit Number	Description
2.1
Share Exchange Agreement, dated December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

3.1
Certificate of Incorporation of Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit 3.1 to Yarraman Winery, Inc.’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 12, 2002) as amended by Certificate of Amendment to Certificate of Incorporation dated (incorporated herewith by reference to Appendix A of Yarraman Winery, Inc’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006).

3.2
Amended and Restated By-laws of Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit A to Appendix B of Yarraman Winery, Inc’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006).

10.1
Stock Purchase Agreement dated as of December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.2
Promissory Note dated as of December 22, 2005 from Oriental Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.3
Promissory Note dated as of December 22, 2005 from Glenealy Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.4
Promissory Note dated as of December 22, 2005 from Leeds Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.5
Promissory Note dated as of December 22, 2005 from Sunvalley Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.6
Promissory Note dated as of December 22, 2005 from Dragon Enterprises Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.7
Lease Agreement dated May 12, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.8
Heads of Agreement dated March 24, 2006 between Yarraman Estate Pty Ltd. and World Icon International Limited (incorporated herewith by reference to Exhibit 10.2 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.9
Agreement for Services dated February 24, 2006 between Madison One Data Group Limited and Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit 10.3 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.10
Consulting Agreement dated as of January 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.4 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.11
Loan Agreement dated December 21, 2005 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.5 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.12
Loan Agreement dated May 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.6 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.13	Loan Agreement dated August 1, 2006 between Yarraman Winery Inc. and Whinners Pty Ltd, filed herewith.
14.1	Code of Ethics, filed herewith.
31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

Item 14.	Principal Accountant Fees and Services.

The firm of Kabani & Company, Inc. has served as our independent auditors since April 3, 2006 when it replaced Lichter, Yu & Associates. The Board of Directors has appointed Kabani & Company, Inc. to continue as our independent auditors for the fiscal year ending June 30, 2006.

Audit Fees were for professional services rendered for the audit of the Company’s annual financial statements, the review of quarterly financial statements, and the preparation of statutory and regulatory filings. Audit-Related Fees relate to professional services rendered in connection with employee benefit plan audits, accounting consultations, due diligence and audits in connection with acquisitions. Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning, tax audit defense, and mergers and acquisitions. All other fees consist of shareholder meeting attendance and printing services. The Audit Committee considered and determined that the provision of non-audit services provided by Kabani & Company, Inc. is compatible with maintaining the firm’s independence.

AUDIT FEES FOR FISCAL YEAR ENDED JUNE 30, 2006

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Lichter, Yu & Associates for the fiscal year ended June 30, 2006 was $29,137 and applicable for the fiscal year ended December 31, 2005 was $20,000.

The total fees billed for Kabani & Company, Inc. for the fiscal year ended June 30, 2006 was $49,500.

AUDIT RELATED FEES FOR FISCAL YEAR ENDED JUNE 30, 2006

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements.

The total fees billed for Lichter, Yu & Associates for the fiscal year ended June 30, 2006 was $29,137 and applicable for the fiscal year ended December 31, 2005 was $20,000.

The total fees billed for Kabani & Company, Inc. for the fiscal year ended June 30, 2006 was $49,500.

TAX FEES FOR FISCAL YEAR ENDED JUNE 30, 2006

The total fees billed for Lichter, Yu & Associates for the fiscal year ended June 30, 2006 was $0 and applicable for the fiscal year ended December 31, 2005 was $0.

The total fees billed for Kabani & Company, Inc. for the fiscal year ended June 30, 2006 was $0.

ALL OTHER FEES FOR FISCAL YEAR ENDED JUNE 30, 2006

The total fees billed for Lichter, Yu & Associates for the fiscal year ended June 30, 2006 was $0 and applicable for the fiscal year ended December 31, 2005 was $0.

The total fees billed for Kabani & Company, Inc. for the fiscal year ended June 30, 2006 was $0.

Pre-Approval of Services.

The Audit Committee pre-approves all services, including audit services, provided by our independent accountants. For audit services, the independent auditor provides the board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board before the audit commences.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YARRAMAN WINERY, INC.

Date: September 27, 2006	By:	/s/ Wayne Rockall
Wayne Rockall Chief Executive Officer and President

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2006	By:	/s/ Wayne Rockall
Wayne Rockall Chief Executive Officer and President

Date: September 27, 2006	By:	/s/ John Wells
John Wells Chief Financial Officer and Secretary

Date: September 27, 2006	By:	/s/ William J. Stubbs
William J. Stubbs Chairman of the Board of Directors

Date: September 27, 2006	By:	/s/ William Middleton
William Middleton Director

Date: September 27, 2006	By:	/s/ John J. Moroney
John J. Moroney Director

Date: September 27, 2006	By:	/s/ Frank Starr
Frank Starr Director

Date: September 27, 2006	By:	/s/ Brian Johnston
Brian Johnston Director

Exhibit Index

Exhibit Number	Description
2.1
Share Exchange Agreement, dated December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

3.1
Certificate of Incorporation of Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit 3.1 to Yarraman Winery, Inc.’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 12, 2002) as amended by Certificate of Amendment to Certificate of Incorporation dated (incorporated herewith by reference to Appendix A of Yarraman Winery, Inc’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006).

3.2
Amended and Restated By-laws of Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit A to Appendix B of Yarraman Winery, Inc’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006).

10.1
Stock Purchase Agreement dated as of December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.2
Promissory Note dated as of December 22, 2005 from Oriental Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.3
Promissory Note dated as of December 22, 2005 from Glenealy Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.4
Promissory Note dated as of December 22, 2005 from Leeds Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.5
Promissory Note dated as of December 22, 2005 from Sunvalley Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.6
Promissory Note dated as of December 22, 2005 from Dragon Enterprises Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005).

10.7
Lease Agreement dated May 12, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.8
Heads of Agreement dated March 24, 2006 between Yarraman Estate Pty Ltd. and World Icon International Limited (incorporated herewith by reference to Exhibit 10.2 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.9
Agreement for Services dated February 24, 2006 between Madison One Data Group Limited and Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit 10.3 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.10
Consulting Agreement dated as of January 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.4 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.11
Loan Agreement dated December 21, 2005 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.5 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.12
Loan Agreement dated May 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.6 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006).

10.13	Loan Agreement dated August 1, 2006 between Yarraman Winery Inc. and Whinners Pty Ltd, filed herewith.
14.1	Code of Ethics, filed herewith
31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flow	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Notes to Consolidated Financial Statements	F-7 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Yarraman Winery, Inc.

We have audited the accompanying consolidated balance sheet of Yarraman Winery, Inc. and subsidiary (a Nevada Corporation) as of June 30, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yarraman Winery, Inc. and subsidiary as of June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company’s significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

Los Angeles, California
September 7, 2006

LICHTER, YU & ASSOCIATES
9191 Towne Centre Drive, Suite 406
San Diego, CA 92122

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
YARRAMAN WINERY, INC.
Wybong, New South Wales, Australia

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Yarraman Winery, Inc. for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Yarraman Winery, Inc.’s operations and its cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lichter, Yu & Associates

November 14, 2005
San Diego, CA

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC.)
CONSOLIDATED BALANCE SHEET
June 30, 2006

ASSETS

Current Assets
Cash and cash equivalents	$110,438
Accounts receivable, net	570,257
Inventory	4,831,820
Other receivables	112,578
Other assets	249,221
Total Current Assets	5,874,314

Property, plant and equipment, net	3,852,909

Intangible asset	182,475

Total Assets	$9,909,698

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$967,798
Capital leases, current portion	89,028
Due to related party	280,485
Total Current Liabilities	1,337,311

Long Term Liabilities
Capital leases, net of current portion	102,967
Related party loans	1,844,943
Long-term debt	4,078,921
Total Long Term Liabilities	6,026,831

Total Liabilities	7,364,142

Stockholder's Equity

Preferred stock, $.001 par value, 10,000,000 authorized;
none issued and outstanding	-
Common stock, $.001 par value, 90,000,000 authorized;
25,000,000 shares issued and outstanding	25,000
Additional paid in capital	4,583,945
Other comprehensive income	152,189
Accumulated deficit	(2,215,578)
Total Stockholder's Equity	2,545,556

Total Liabilities and Stockholder's Equity	$9,909,698

The accompanying notes are an integral part of these consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

Sales, net	$1,830,151	$2,293,354

Cost of sales	1,326,478	1,397,104
Gross profit	503,673	896,250

Selling, general and administrative expenses	1,544,681	1,277,719
Loss from operations	(1,041,008)	(381,469)

Other (Income) Expense
Interest income	(39,981)	(2,701)
Interest expense	246,601	7,134
Gain on settlement of debt	(152,012)	-
Finders' fee for reverse acuistion	161,734	-
Gain on sale of fixed assets	-	(830)
Gain on foreign currency	(22,683)	(7,774)
Total Other (Income) Expense	193,659	(4,171)

Net loss	$(1,234,667)	$(377,298)

Other comprehensive income (loss)
Foreign currency translation	17,901	114,375

Comprehensive Loss	$(1,216,766)	$(262,923)

Net loss per share:
Basic & diluted	(0.07)	(0.03)

Weighted average number of shares outstanding:
Basic & diluted	17,202,152	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,234,667)	$(377,298)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	216,017	97,194
Gain on settlement of debt	(152,012)	-
(Increase) / decrease in assets:
Account receivables	132,403	(440,207)
Inventory	(1,926,112)	(439,461)
Other receivables	20,629	(119,932)
Other assets	(77,993)	340
Deposits	-	14,705
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	225,722	170,689
Total Adjustments	(1,561,346)	(716,672)

Net cash used in operations	(2,796,013)	(1,093,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	(36,142)	(206,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection on note receivable	2,000,000	-
Proceeds from note payable	61,568	-
Payments on capital leases	(62,841)	(147,353)
Payments on loans from related parties	(7,478)	-
Proceeds from loans from related parties	1,100,054	1,213,507

Net cash provided by financing activities	3,091,303	1,066,154

Effect of exchange rate changes on cash and cash equivalents	(192,433)	114,375

Net increase (decrease) in cash and cash equivalents	66,715	(120,398)

Cash and cash equivalents, beginning balance	43,723	164,121

Cash and cash equivalents, ending balance	$110,438	$43,723

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-

Interest payments	$246,601	$7,134

Non-cash investing and financing activities:
Purchase of assets from former parent
Assets purchased	5,759,740	-
Liabilities assumed	(4,384,740)	-
Payable to former parent	(431,151)	-
Contribution to equity	(943,850)	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	gain (loss)	Deficit	Equity

Balance June 30, 2004	15,000,000	$15,000	$1,710,751	$19,913	$(603,613)	$1,142,051

Other comprehensive gain	-	-	-	114,375	-	114,375

Net loss for the year ended June 30, 2005	-	-	-	-	(377,298)	(377,298)

Balance June 30, 2005	15,000,000	15,000	1,710,751	134,288	(980,911)	879,128

Recapitalization as result of reverse acquistion	3,496,500	3,497	(51,449)	-	-	(47,953)

Settlement of debt in exchange of issuance of shares
of the subsidiary	-	-	931,146	-	-	931,146

Stock issued for finders fee	1,250,000	1,250	(1,250)	-	-	-

Sale of stock	5,253,500	5,254	1,994,747	-	-	2,000,000

Other comprehensive gain	-	-	-	17,901	-	17,901

Net loss for the year ended June 30, 2006	-	-	-	-	(1,234,667)	(1,234,667)

Balance June 30, 2006	25,000,000	$25,000	$4,583,945	$152,189	$(2,215,578)	$2,545,556

The accompanying notes are an integral part of these consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - NATURE OF OPERATIONS

Yarraman Winery, Inc., formerly Dazzling Investments, Inc. (“the Company” or “we”) was incorporated on December 6, 1996 under the laws of the State of Nevada.

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

The exchange of shares with Yarraman Australia has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Yarraman Australia obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity. The historical financial statements presented are those of Yarraman Australia. The continuing company has retained June 30 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

Yarraman Australia is an Australian Winery with a distinguished history and an international reputation for outstanding quality wines.

We produce and sell premium, super premium and ultra premium varietal wines. Our wines are made from grapes grown at our vineyard (the "Vineyard") and from grapes purchased from other Australian vineyards. The grapes are crushed, fermented and made into wine at the our winery and the wines are sold principally under the Company's Yarraman Estate Vineyard, Black Cypress, Banjo and Down Under labels. Yarraman Australia’s Vineyard and Winery are located in the Upper Hunter Valley, approximately 200 miles north of Sydney, Australia.

On February 3, 2006, the Company voted to change its fiscal year end from December 31st to June 30th to correspond with the fiscal year end of the operating entity.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of Yarraman Estate is the Australian Dollar (“AUD”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Principles of Consolidation

The consolidated financial statements include the accounts of Yarraman Winery, Inc. and its wholly owned subsidiary Yarraman Estate Pty Limited, Inc, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. We recognize revenue when the product is shipped and title passes to the customer, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company's standard terms are 'FOB' shipping point, with no customer acceptance provisions. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company's retail location is recognized at the time of sale. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. Revenues are recognized net of the amount of goods and services tax (GST) payable to the Australian taxing authority.

The company also receives processing revenue which represents fees charged to contract process fruit for other winemaking companies. It is recognized when the service is provided to the customer.

The Company sells a substantial amount of its products in the domestic market.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $54,743 as at June 30, 2006.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

Our annual crop and production costs are recognized as work-in- process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year. As of June 30, 2006 inventory consisted of raw material, work in progress and finished goods as follows:

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Winemaking and packaging materials	$70,337

Work in progress ( costs related to unprocessed
and/ or unbottled products )	4,243,189

Finished good (bottled wine)	518,294

Total	$4,831,820

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements; maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization are removed from the respective accounts and the resulting gain or loss is credited or charged to income.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2006 Property, Plant & Equipment consist of the following:

Buildings and improvements	$47,457
Land	772,552
Plant and equipment	3,303,007
Computer equipment	35,709
Furniture and fixtures	19,631

4,178,356

Accumulated depreciation	(325,447)

$3,852,909

Capital Lease Obligations

Included in Property, Plant and Equipment are $219,690 of fixed assets that were purchased on capital lease arrangements (note 8). .

Intangible Assets

Effective July 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the period ended June 30, 2006 and 2005. As of June 30, 2006, the intangible assets comprised of water licenses of $182,475 which are held in perpetuity.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of June 30, 2006, there is one matter that warrants disclosure in the financial statements (See Note 6).

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Use of Estimates

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment

As of June 30, 2006, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The Company is still in the process of evaluating the effect of these statements on its financials.

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements may have been reclassified to conform with report classifications of the current year.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 3 - CASH & CASH EQUIVALENTS

We maintain our cash balances at various banks in Australia. The Company deposits funds only in institutions that we believe to be financially sound.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2006, the accounts payable and accrued expenses comprised of the following:

Trade Creditors	$540,588
Other Creditors	269,670
Payroll liabilities	157,541
Total	$967,798

The provision for employee benefits to annual leave represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of June 30, 2006 annual leave liability existed in the amount of $48,944 which is included in the payroll liabilities.

Note 5 - RELATED PARTY TRANSACTIONS

We entered into various related party transactions with Yarraman Road Trust, various unit holders of Yarraman Road Trust, related entities of unit holders of Yarraman Road Trust and officers of the Company.

Yarraman Australia leased vineyards and related plant and equipment from its former parent, the Yarraman Road Trust. Terms of the agreement included annual payment of $285,000 AUD plus GST of $28,500 AUD, approximately $239,000 USD. The lease began on July 1, 2003 and terminated on December 22, 2005 when we purchased the vineyard and related plant and equipment.

We also pay The Yarraman Road Trust approximately $34,000 per month for the use of additional vineyard land also located in Australia per a verbal agreement. On January 1, 2006 we entered into a written agreement to lease this vineyard land for $43,750 AUD plus GST (approximately $35,000 USD) per month. The term was from January 1, 2006 through June 30, 2006. As of July 1, 2006 this lease is on a month to month basis with the same payment terms.

Yarraman Australia had received loans from its former Parent to fund operations and purchase assets. As part of the terms of the purchase agreement the balance of this loan was $1,612,666 AUD and will be paid per the terms disclosed in Note 8.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 5 - RELATED PARTY TRANSACTIONS (Continued)

On May 1, 2006 we entered into a loan agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust in the amount of $900,000 AUD, approximately $665,000 USD. Interest is payable at an annual rate of 8%. On May 25, 2006 Delta Dawn Pty., Ltd. lent us an additional $15,000 AUD, approximately $10,950 USD, to be repaid in conjunction with the May 1, 2006 loan. During the year ended June 30, 2006, the interest expense on this loan amounted to approximately $10,910.

Stockholders and Directors of the Company and of Yarraman Road Trust were provided wine during the fiscal year ended June 30, 2006 valued at $25,858.

The Company had wine sales to entities related to various Stockholders, Officers and Directors totaling $8,406 during the year ended June 30, 2006.
The Company paid consulting fees to one of the Unit Holders of its Parent in the amount of approximately $82,261 during the year ended June 30, 2006. The Company also had a liability to this individual related to the consulting fee of approximately $9,075 as of June 30, 2006.

On January 1, 2006 we entered into a consulting agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our Company is reduced to less then 15%. We agree to pay $100,000 AUD plus GST, approximately $78,000 USD, annually. During the year ended June 30, 2006 we paid Delta Dawn Pty. Ltd $58,542.

During the year ended June 30, 2006 the Company included in its revenue, fees for wine making and storage of wine of approximately $444,235 to a company (related through a common shareholder) with whom they had a joint venture agreement. The Company also recorded a gain on settlement of debt of $152,012 on settlement of debt by exchange of wine of lesser value, with the related party. See Note 6.

On December 16, 2005 the Company purchased from its former parent, the Yarraman Road Trust (YRT), certain assets including land, buildings and equipment and water license rights by assuming certain debt (Note 8), capital leases (Note 8), contribution to paid in capital by YRT and a liability to YRT. The assets and liabilities were recorded at the historical cost of the related party. No cash was exchanged. See the summary below:

Assets purchased	$5,759,740
Liabilities assumed	(4,384,740)
Payable to former parent	(431,151)
Contribution to capital	(943,850)
Net	0

The Company’s assets are also pledged as collateral for indebtedness of Yarraman Australia’s prior Parent, the Yarraman Road Trust. As of June 30, 2006 the outstanding balance on this debt was approximately $3,715,726. See Note 6.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Yarraman Australia leased approximately 200 acres of vineyard land and plant and equipment from its prior parent, the Yarraman Road Trust, for $285,000 AUD per year plus GST of $28,500 AUD per year, approximately $239,000 USD. The lease was entered into on July 1, 2003 and is for a term of two years, but may continue past that date at the same rate until canceled by either party. This lease was terminated on December 22, 2005 when the Company purchased all property under this lease. Please see Note 5 - Related Party Transactions.

On January 1, 2006 we entered into a written agreement with Delta Dawn Pty, Ltd. as trustee for Yarraman Road Trust, to lease additional vineyard land in Australia. The monthly rent is $43,750 AUD plus GST, approximately $32,000 USD. The lease term commences on January 1, 2006 and terminates on June 30, 2006; there is no option to renew. See Note 5 above.

Grape Processing Arrangements

In January 2004 Yarraman Australia entered into a Grape Processing Arrangement with two other Australian corporations for the 2004 harvest. The terms of the arrangement required Yarraman Australia to process the grape harvest provided by the other entities into bulk wine and provide safe storage. The agreement stipulates that for this service we will receive fifty percent (50%) of the proceeds of the sale of the bulk wine or finished wine. We also had the right to purchase up to fifty percent (50%) of the bulk wine for consideration of its services.

Yarraman Australia exercised its right and purchased fifty percent (50%) of the related bulk wine during the year ended June 30, 2005 and purchased 461,106 litres of wine valuing approximately $210,000.

Corporate Sponsorship

Yarraman Australia entered into a five year Sponsorship Agreement beginning on April 1, 2004 with Luna Park Sydney. The terms of the sponsorship require the Company to pay approximately $37,676 for year one, approximately $41,444 for years two through four, and approximately $48,979 for year five.

In September 2005 the agreement with Luna Park was renegotiated. The terms now call for a payment of minimum $45,992 for year two. The fee for the years two through five will be calculated based on a formula related to the number of patrons attending the Luna Park Sydney facility.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Guarantor

Our assets have been pledged as collateral for indebtedness owed by Yarraman Road Trust, to a financial institution in Australia, the repayment of which the Company has guaranteed. The outstanding balance on this debt was approximately $3,715,726 as of June 30, 2006.

Consulting Agreements

On February 24, 2006 we entered into a consulting agreement with a Firm in New York to assist us in identifying suitable candidates for acquisition purposes and assist in the negotiation and execution of the transaction. As compensation we agree to pay the firm a monthly, nonrefundable, fee of $6,500 beginning March 1, 2006 and ending on July 1, 2006. We also agree to pay a transaction fee that is based on a sliding percentage of any completed acquisition. The total monthly fees paid under the agreement may be deduction from the total transaction fee.

On January 1, 2006 we entered into a consulting agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our Company is reduced to less then 15%. We agree to pay $100,000 AUD plus GST, approximately $78,000 USD, annually. See Note 5.

Arbitration

We have entered into arbitration on a legal matter regarding one of our grape processing arrangements. A dispute has arisen regarding storage charges that were invoiced related to the storage of wine processed under the arrangement. The total amount in dispute is $225,000 AUD, which is approximately $165,000 USD. This amount has been recorded in our income during the fiscal years ended June 30, 2006, 2005 and 2004. No reserve has been accrued for this amount as we intend to vigorously defend our position and believe that we will prevail.

Note 7 - COMMON STOCK

On August 15, 2005, the Company's Board of Directors’ declared a 4.55 for 1 common stock dividend to the shareholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 shares to 11,655,000 shares.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 7 - COMMON STOCK (Continued)

In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 8,158,500 shares of the Company common stock resulting in 3,496,500 shares of common stock outstanding.

In connection with the Stock Purchase, the Company issued 1,250,000 shares of common stock (the “Millhouse Shares”) in exchange to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

On December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. The principal balance of the note has been collected as of June 30, 2006. Interest receivable amounting $36,851 is due on this Note at June 30, 2006 and has been classified as other receivable in the accompanying financial statements.

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

All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

Note 8 - LONG TERM DEBT

Loans

On December 21, 2005 we entered into a loan agreement with a financial institution located in Australia. The amount of the loan is $5,577,397 Australian Dollars, approximately $4,071,000 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance is due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guarantee by Yarraman Australia’s former parent and by a stockholder of the Company. As of June 30, 2006, the loan balance is $4,078,921 inclusive of accrued and unpaid interest.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 8 - LONG TERM DEBT (Continued)

On December 22, 2005 we entered into a loan agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust. The principle amount of the loan is $1,612,666 AUD, approximately $1,177,000 USD.

On May 1, 2006 we entered into a loan agreement with Delta Dawn Pty., Ltd as Trustee for the Yarraman Road Trust in the amount of $900,000 AUD, approximately $656,000 USD. Interest is payable at an annual rate of 8%. On May 25, 2006 Delta Dawn Pty., Ltd. lent us an additional $15,000 AUD, approximately $10,950 USD, to be repaid in conjunction with the May 1, 2006 loan.

The Delta Dawn Pty., Ltd. loan agreements require principle payments as follows for the fiscal years ending on June 30th:

2007	$-
2008	153,745
2009	307,491
2010	307,491
2011	1,076,217
$1,844,944

Leases

As a part of the asset purchase agreement in December 2005, the Company assumed capital lease obligations to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at June 30, 2006 are as follows:

Plant and equipment	$219,690
Accumulated depreciation	27,467
$192,223

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at June 30, 2006 are as follows:

Total minimum lease payments	$191,995
Amount representing interest	(22,087)
Present value of net minimum lease payments	169,908
Current portion	(73,649)
Long-term capital lease obligation	$96,259

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 8 - LONG TERM DEBT (Continued)

Amortization expense for assets under capital lease is included in depreciation expense.

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

June 30,
2007	$89,028
2008	78,245
2009	24,723
Total	$191,996

Note 9 - STOCK EXCHANGE AGREEMENT

On December 22, 2005 the Company completed a Stock Exchange Agreement with Yarraman Estate Pty. Ltd. (an Australian Company). The exchange of shares with Yarraman Australia has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Yarraman Australia obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity. The historical financial statements presented are those of Yarraman Australia. The continuing company has retained June 30 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.
(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the acquistion.

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholder’s equity at June 30, 2006 are as follows:

Foreign Currency Translation Adjustment

Balance at June 30, 2004	$19,913
Change for 2005	114,375
Balance at June 30, 2005	134,288
Change for 2006	17,901
Balance at June 30, 2006	$152,189

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 11 -INCOME TAXES

Total Federal and State income tax expense for the fiscal years ended June 30, 2006 and 2005 amounted to $0 and $0, respectively. For the fiscal years ended June 30, 2006 and 2005 there is a difference of 34% and 34% between the federal statutory tax rate and the effective tax rate.

The following is a reconciliation of income tax expense:

2006	U.S.	International	Total
Current	$-	$-	$-
Deferred	-	(580,508)	(580,508)
Total	-	(580,508)	(580,508)

2005	U.S.	International	Total
Current	-	-	-
Deferred	-	(7,047)	(7,047)
Total	$-	$(7,047)	$(7,047)

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2006	2005

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	-34%	-34%

Effective tax rate	-	-

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 12 - MAJOR CUSTOMERS AND VENDORS

For the year ended June 30, 2006 our largest customer accounted for 28% of our sales. There was no receivable from the customer as of June 30, 2006.For the year ended June 30, 2006 our largest vendor accounted for 18% of our purchases. As of June 30, 2006, the amount payable to the vendor was $7,017.

Note 13 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 2006 and 2005, the Company incurred losses of $1,234,667 and $377,298, respectively. In addition, the Company has suffered recurring losses from operations, cash deficiencies and the inability to meets it’s maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

Management has prepared the following statement in order to address these and other concerns:

The Company has completed its merger with as stated in Note 11. Related to this merger we were able to sell 5,253,500 shares of stock for $2,000,000. We also borrowed 915,000 AUD, approximately $675,950 USD, from our former Parent, Delta Dawn Pty., Ltd.

We are also in discussions with potential acquisition candidates that will significantly improve our operating results and working capital.

On August 1, 2006, we entered into a loan agreement from a related party to borrow up to 500,000 AUD, approximately $365,000 USD, with interest payable at 8.75% per anum, due on September 30, 2006.

Note 14 - SUBSEQUENT EVENT

On August 1, 2006 we entered into a loan agreement from a related party to borrow up to 500,000 AUD, approximately $365,000 USD, with interest payable at 8.75% per annum, due on September 30, 2006.