Form 10QSB
period 2006-09-30
YARRAMAN WINERY, INC.
filed 2006-11-14
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

(61) 2 6547-8118
(Issuer’s Telephone Number)

_______________________________________________________
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

There were 25,000,000 shares of the Issuer’s common stock outstanding on October 30, 2006.

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

TABLE OF CONTENTS

Consolidated Unaudited Balance Sheet	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flow	6

Consolidated Unaudited Statements of Changes in Stockholders’ Equity	7

Notes to Unaudited Consolidated Financial Statements	8 - 25

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$26,987
Accounts receivable, net	746,329
Inventory	5,027,357
Other receivables	159,537
Other assets	205,177
Total Current Assets	6,165,387

Property, plant and equipment, net	3,855,475

Intangible asset	186,653

Total Assets	$10,207,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,289,899
Capital leases, current portion	86,927
Due to related party	373,305
Total Current Liabilities	1,750,131

Long Term Liabilities
Capital leases, net of current portion	88,608
Related party loans	2,174,087
Long-term debt	4,207,230
Total Long Term Liabilities	6,469,925

Total Liabilities	8,220,056

Stockholder's Equity

Common stock, $.001 par value,
25,000,000 shares authorized and outstanding, respectively	25,000
Additional paid in capital	4,583,945
Other comprehensive income	175,975
Accumulated deficit	(2,797,461)
Total Stockholder's Equity	1,987,459

Total Liabilities and Stockholder's Equity	$10,207,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

Sales, net	$404,745	$706,084

Cost of sales	280,062	639,963
Gross profit	124,683	66,121

Selling, general and administrative expenses	553,526	286,575
Loss from operations	(428,843)	(220,454)

Other (Income) Expense
Interest income	(498)	(484)
Interest expense	156,631	55
Gain on foreign currency	(3,093)	(2,535)
Total Other (Income) Expense	153,040	(2,964)

Net loss	$(581,883)	$(217,490)

Other comprehensive income (loss)
Foreign currency translation	23,786	0

Comprehensive Loss	$(558,097)	$(217,490)

Net loss per share:
Basic & diluted	(0.02)	(0.01)

Weighted average number of shares outstanding:
Basic & diluted	25,000,000	15,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(581,883)	$(217,490)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	86,843	27,888
(Increase) / decrease in assets:
Account receivables	(165,305)	(157,712)
Inventory	(86,111)	(54,032)
Other receivables	(45,860)	(223,581)
Other assets	(4,200)	(5,214)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	306,342	273,292

Total Adjustments	91,709	(139,359)

Net cash used in operations	(490,174)	(356,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	-	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	35,418	-
Payments on capital leases	(21,148)	-
Proceeds from loans from related parties	378,545	358,772

Net cash provided by financing activities	392,815	358,772

Effect of exchange rate changes on cash and cash equivalents	13,908	(1,999)

Net increase (decrease) in cash and cash equivalents	(83,451)	(76)

Cash and cash equivalents, beginning balance	110,438	43,723

Cash and cash equivalents, ending balance	$26,987	$43,647

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:

Income tax payments	$-	$-

Interest payments	$118,897	$55

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
(FORMERLY KNOWN AS DAZZLING INVESTMENTS, INC., A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY
SEPTEMBER 30, 2006

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance June 30, 2004	15,000,000	$15,000	$1,710,751	$19,913	$(603,613)	$1,142,051

Other comprehensive income	-	-	-	114,375	-	114,375

Net loss for the year ended June 30, 2005	-	-	-	-	(377,298)	(377,298)

Balance June 30, 2005	15,000,000	15,000	1,710,751	134,288	(980,911)	879,128

Recapitalization as result of merger	3,496,500	3,497	(51,449)	-	-	(47,953)

Additional capital from former stockholder	-	-	931,146	-	-	931,146

Stock issued for finders fee	1,250,000	1,250	(1,250)	-	-	-

Sale of stock	5,253,500	5,254	1,994,747	-	-	2,000,000

Other comprehensive loss	-	-	-	17,901	-	17,901

Net loss for the year ended June 30, 2006	-	-	-	-	(1,234,667)	(1,234,667)

Balance June 30, 2006	25,000,000	25,000	4,583,945	152,189	(2,215,578)	2,545,556

Other comprehensive loss				23,786		23,786

Net loss for the three months ended September 30, 2006					(581,883)	(581,883)

Balance September 30, 2006	25,000,000	$25,000	$4,583,945	$175,975	$(2,797,461)	$1,987,459

The accompanying notes are an integral part of these consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Yarraman Australia is an Australian Winery with a distinguished history and a reputation for outstanding quality wines.

Yarraman Australia produces and sells premium, super premium and ultra premium varietal wines. Yarraman Australia’s wines are made from grapes grown at its vineyard (the “Vineyard”) and from grapes purchased from other Australian vineyards. The grapes are crushed, fermented and made into wine at Yarraman Australia’s winery and the wines are sold principally under the “Yarraman Estate Vineyard”, “Black Cypress”, “Banjo” and “Down Under” labels. Yarraman Australia’s vineyard and winery are located in the Upper Hunter Valley, approximately 200 miles north of Sydney, Australia.

On February 3, 2006, the Company's Board of Directors elected to change its fiscal year end from December 31 to June 30 to correspond with the fiscal year end of the operating entity.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of Yarraman Australia is the Australian Dollar (“AUD”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$”).

Principles of Consolidation

The consolidated financial statements include the accounts of Yarraman Winery, Inc. and its wholly owned subsidiary Yarraman Estate Pty Limited, collectively referred to within as “the Company.” All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

The Company sells substantial amount of its products in the domestic market.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $55,996 as at September 30, 2006.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

Yarraman Australia’s annual crop and production costs are recognized as work-in- process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year. As of September 30, 2006 inventory consisted of raw material, work in progress and finished goods as follows:

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Winemaking and packaging materials	$68,968

Work in progress (costs related to unprocessed
and/ or unbottled products)	4,375,753

Finished good (bottled wine)	582,636

Total	$5,027,357

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

As of September 30, 2006 Property, Plant and Equipment consist of the following:

Buildings and improvements	$48,543
Land	790,239
Plant and equipment	3,378,626
Computer equipment	36,526
Furniture and fixtures	20,160
4,274,094
Accumulated depreciation	(418,619)
$3,855,475

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capital Lease Obligations

Included in Property, Plant and Equipment are $224,720 of fixed assets that were purchased on capital lease arrangements (note 8).

Intangible Assets

Effective July 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the period ended September 30, 2006 and 2005. As of September 30, 2006, the intangible assets comprised of water licenses valued at $186,653 which are held in perpetuity.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2006, there is one matter that warrants disclosure in the financial statements (See Note 6).

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as they are incurred.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are based upon the currencies used in the countries where the operations occur. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Translation Adjustment

As of September 30, 2006, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (“$”) in accordance with SFAS No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” amending FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

The Company is still in the process of evaluating the effect of these statements on its financials.

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements may have been reclassified to conform with report classifications of the current year.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 3 -CASH & CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2006, the accounts payable and accrued expenses comprised of the following:

Trade Creditors	$562,256
Other Creditors	609,452
Payroll liabilities	118,191
Total	$1,289,899

The provision for employee benefits to annual leave represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of September 30, 2006 annual leave liability existed in the amount of $59,164 which is included in the payroll liabilities.

Note 5 - RELATED PARTY TRANSACTIONS

We entered into various related party transactions with our former parent, the Trust, various unit holders of theTrust, related entities of unit holders of the Trust and officers of the Company.

Yarraman Australia leased vineyards and related plant and equipment from the Trust. Terms of the agreement included annual payment of approximately $239,000. The lease began on July 1, 2003 and terminated on December 22, 2005 when Yarraman Australia purchased the vineyard and related plant and equipment.

We also pay the Trust approximately $34,000 per month for the use of additional vineyard land also located in Australia per a verbal agreement. On January 1, 2006 we entered into a written agreement to lease this vineyard land for approximately $35,000 per month. The term was from January 1, 2006 through June 30, 2006. As of July 1, 2006 this lease is on a month to month basis with the same payment terms.

Prior to December 22, 2005, Yarraman Australia received loans from Delta Dawn to fund operations and purchase assets. The loan liabilities were assumed by Yarraman Australia. The outstanding principal balance of this loan was $1,177,000 and will be paid in accordance with such terms more specifically disclosed in Note 8 below.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

On May 1, 2006, Yarraman Australia entered into a loan agreement with Delta Dawn in the principal amount of approximately $665,000. Interest is payable at an annual rate of 8%. On May 25, 2006, Delta Dawn extended to Yarraman Australia an additional $10,950, to be repaid in accordance with the same terms as the May 1, 2006 loan.

Stockholders and Directors of the Company and of the Trust were provided wine during the three months ended September 30, 2006 valued at $7,637.

The Company had wine sales to entities related to various Stockholders, Officers and Directors totaling $2,714 during the three months ended September 30, 2006.

We have a liability to one of the Unit Holders of Delta Dawn related to consulting fees of approximately $9,283 as of September 30, 2006.

On January 1, 2006, Yarraman Australia entered into a consulting agreement with Delta Dawn to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our Company is reduced to less then 15%. We agree to pay approximately $78,000, annually. During the three months ended September 30, 2006 we paid Delta Dawn $29,129.

During the three months ended September 30, 2006 the Company included in its revenue, fees for wine making and storage of wine of approximately $174,168 to a company (related through common shareholders) with whom Yarraman Australia had an agreement.

On August 1, 2006, Yarraman Australia entered into a loan agreement with a private corporation to borrow up to approximately $365,000, with interest payable at 8.75% per annum, due on September 30, 2006.

On December 16, 2005 the Company purchased from its former parent, the Trust, certain assets including land, buildings and equipment and water license rights by assuming certain debt (Note 8), capital leases (Note 8), contribution to paid in capital by the Trust and a liability to the Trust. The assets and liabilities were recorded at the historical cost of the related party. No cash was exchanged. See the summary below:

Assets purchased	$5,759,740
Liabilities assumed	(4,384,740)
Payable to former parent	(431,151)
Contribution to capital	(943,850)
Net	-

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company’s assets are also pledged as collateral for indebtedness of Yarraman Australia’s prior Parent, the Trust. As of September 30, 2006 the outstanding balance on this debt was approximately $3,834,737. See Note 6.

Note 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Yarraman Australia leased approximately 200 acres of vineyard land and plant and equipment from the Trust for approximately $239,000. The lease was entered into on July 1, 2003 and is for a term of two years, but may continue past that date at the same rate until canceled by either party. This lease was terminated on December 22, 2005 when the Company purchased all property under this lease. Please see Note 5 - Related Party Transactions.

On January 1, 2006 Yarraman Australia entered into a written agreement with Delta Dawn to lease additional vineyard land in Australia. The monthly rent is approximately $35,000. The lease term commenced on January 1, 2006 and was scheduled to terminate on June 30, 2006. After June 30, 2006, the vineyard has been leased on a month to month basis. See Note 5 above.

Corporate Sponsorship

Yarraman Australia entered into a five year Sponsorship Agreement beginning on April 1, 2004 with Luna Park Sydney. The terms of the sponsorship require the Company to pay approximately $37,676 for year one, a minimum of approximately $45,992 for year two. The fee for the years two through five will be calculated based on a formula related to the number of patrons attending the Luna Park Sydney facility.

Guarantor

Our assets have been pledged as collateral for indebtedness owed by the Trust, to a financial institution in Australia, the repayment of which the Company has guaranteed. The outstanding balance on this debt was approximately $3,834,737 as of September 30, 2006.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements

On February 24, 2006, the Company entered into a consulting agreement with a company in New York to assist us to identify potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation the Company agreed to pay the firm a monthly, nonrefundable, fee of $6,500 beginning March 1, 2006 and ending on July 1, 2006, but may continue past that date at the same rate until canceled by either party. The Company also agreed to pay a transaction fee that is based on a sliding percentage of any completed acquisition. The total monthly fees paid under the agreement may be deducted from the total transaction fee.

On January 1, 2006 we entered into a consulting agreement with Delta Dawn to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our Company is reduced to less then 15%. We agree to pay approximately $78,000, annually. See Note 5.

Arbitration

We have entered into arbitration on a legal matter regarding one of our grape processing arrangements. A dispute has arisen regarding storage charges that were invoiced related to the storage of wine processed under the arrangement. The total amount in dispute is approximately $165,000. This amount had been recorded as income during the fiscal years ended June 30, 2006, 2005 and 2004. No reserve has been accrued for this amount as we intend to vigorously defend our position.

Note 7 - COMMON STOCK

On August 15, 2005, the Company's Board of Directors declared a 4.55 for 1 common stock dividend to the shareholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 shares to 11,655,000 shares.

On December 12, 2005, the Board of Directors submitted to, and a majority of shareholders eligible to vote, approved a proposal that pursuant to the terms of a Share Exchange Agreement (the “Agreement”), the Company acquired all of the outstanding capital stock of Yarraman Australia in exchange for 15,000,000 shares of the Company’s common stock to the Trustee (the “Transaction”).

In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 8,158,500 shares of the Company common stock resulting in 3,496,500 shares of common stock outstanding.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 7 - COMMON STOCK (CONTINUED)

On December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. The principal balance of the note has been collected as of September 30, 2006. Interest receivable amounting $36,851 is due on this Note at September 30, 2006 and has been classified as other receivable in the accompanying financial statements.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock in exchange to MillhouseIAG Limited as a finder’s fee.

On February 3, 2006, the Board of Directors of the Company and the holders of a majority of the Company’s outstanding common stock voted to increase the number of authorized shares of its capital stock. Pursuant to this authorization, on March 17, 2006, the Company increased the number of authorized shares of its capital stock to 100,000,000 shares, of which ninety million (90,000,000) shares are Common Stock, par value of $0.001, and ten million (10,000,000) shares are Preferred Stock, par value of $0.001, which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders.

All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

Note 8 - LONG TERM DEBT

Loans

On December 21, 2005 we entered into a loan agreement with a financial institution located in Australia. The amount of the loan is $5,577,397 Australian Dollars, approximately $4,071,000 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance is due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guarantee by the Trust and Delta Dawn. As of September 30, 2006, the loan balance is $4,207,230 inclusive of accrued and unpaid interest.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 8 - LONG TERM DEBT (Continued)

On December 22, 2005, Yarraman Australia entered into a loan agreement with Delta Dawn. The principal amount of the loan is approximately $1,177,000.

On May 1, 2006, Yarraman Australia entered into a loan agreement with Delta Dawn in the amount of approximately $656,000. Interest is payable at an annual rate of 8%. On May 25, 2006, Delta Dawn loaned Yarraman Australia an additional $10,950 to be repaid in conjunction with the May 1, 2006 loan.

The Delta Dawn loan agreements require principal payments as follows for the fiscal years ending on June 30th:

2007	$-
2008	153,745
2009	307,491
2010	307,491
2011	1,076,217
$1,844,944

On August 1, 2006, Yarraman Australia entered into a loan agreement with a private corporation that is one of the unitholders in the trust which owns most of the Company’s common stock to borrow $365,000, with interest payable at 8.75% per annum, due on September 30, 2006. The outstanding principal of this loan as of September 30, 2006 remains unpaid. We have accrued interest of $7,312 related to this loan.

Leases
As a part of the asset purchase agreement in December 2005, the Company assumed a capital lease obligation to finance the acquisition of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at September 30, 2006 are as follows:

Plant and equipment	$224,720
Accumulated depreciation	37,771
$186,949

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 8 - LONG TERM DEBT (Continued)

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at September 30, 2006 are as follows:

Total minimum lease payments	$175,536
Amount representing interest	(22,087)
Present value of net minimum lease payments	169,908
Current portion	(73,649)
Long-term capital lease obligation	$96,259

Amortization expense for assets under capital lease is included in depreciation expense.

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

September 30,
2007	$70,211
2008	80,036
2009	25,289
Total	$175,536

Note 9 - STOCK EXCHANGE AGREEMENT

On December 22, 2005 the Company completed a share exchange with Yarraman Australia. The exchange of shares has been accounted for as a “reverse acquisition” under the purchase method of accounting because the stockholders of Yarraman Australia obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity. The historical financial statements presented are those of Yarraman Australia. The continuing company has retained June 30 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.
(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the acquisition.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholder’s equity at September 30, 2006 are as follows:

Balance at June 30, 2005	$134,288
Change for 2006	17,901
Balance at June 30, 2006	152,189
Change three months September 2006	23,786
Balance at September 30, 2006	$175,975

Note 11 - MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2006 the largest customer accounted for 10.1% of Yarraman Australia's sales. There was no receivable from the customer as of September 30, 2006. For the three months ended September 30, 2006 Yarraman Australia's largest vendor accounted for 11.6% of its purchases.

Note 12 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended September 30, 2006 and 2005, the Company incurred losses of $581,883 and $217,490, respectively. In addition, the Company has suffered recurring losses from operations, cash deficiencies and the inability to meets it’s maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Management has prepared the following statement in order to address these and other concerns:

Yarraman Australia has completed its merger with Yarraman Winery, Inc. as stated in Note 9. Related to this merger the Company sold 5,253,500 shares of stock for $2,000,000. Yarraman Australia also borrowed $675,950, from Delta Dawn.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2006.

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

INVENTORY - The annual crop and production costs relating thereto are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.

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

On October 7, 2005, we caused to be formed a corporation under the laws of the State of Nevada called Yarraman Winery, Inc. and acquired one hundred shares of its common stock for cash. As such, Yarraman Winery, Inc. (“Merger Sub”) became our wholly-owned subsidiary.

On December 6, 2005, Merger Sub was merged with and into us. As a result of the merger, our corporate name was changed to “Yarraman Winery, Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger the separate existence of Merger Sub had ceased. We were the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

On December 22, 2005, we entered into a Share Exchange Agreement with Yarraman Estate Pty Limited (“Yarraman Australia”), the shareholders of Yarraman Australia, Delta Dawn Pty Limited (the “Trustee” or “Delta Dawn”) , as trustee of the Yarraman Road Trust (the “Trust”) and our shareholders, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 of our shares (the “Shares”) to the Trustee. Yarraman Australia became our wholly-owned subsidiary and, upon the issuance of the Shares, the Trustee owned 60% of the Shares. Through our wholly-owned subsidiary, Yarraman Australia, we operate our primary business, which consists of the operation of vineyards and wine production in Australia and distribution of our wine products in Australia, United States, Canada, New Zealand, Hong Kong and throughout Europe.

Overview.

We produce and sell premium (up to US$14), super-premium (up to US$20) and ultra-premium (over US$20) wines. Our wines are made at our state-of-the-art winery in New South Wales, Australia, where grapes are crushed, fermented and made into wine or blended with wines purchased from other vineyards for production of varietals. Wines are sold both in Australia and internationally, principally under our “Yarraman” label. The vineyards from which we produce our wines are located on land in two regions in the State of New South Wales, Australia - the Upper Hunter Valley and Gundagai. Prior to the restructuring described above, Yarraman Australia conducted business as Delta Dawn.

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
- New Zealand

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months ended September 30,
	2006		2005
Revenue	$404,745	100%	$706,084	100%
Cost of Revenue	(280,062)	69%	(639,963)	91%
Gross Profit	124,683	31%	66,121	9%
Other Income (Expense)	(153,040)	(38%)	2,964	0%
General and administrative expenses	(553,526)	137%	(286,575)	40%
Income before income tax	(581,883)	(144)%	(217,490)	(31)%
Income tax expenses	0	0%	0	0%
Net Income	($581,883)	(144)%	($217,490)	(31)%

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE. Revenue was $404,745 in the three months ended September 30, 2006 compared to $706,084 in the three months ended September 30, 2005. The decrease in revenue in the three-month period is primarily attributable to a non-recurring bottling contract performed in 2005 earning $492,400 which did not occur in the three months ended September 30, 2006. There was an increase in export sales of $71,688 (89%) in the three months ended September 30, 2006 compared to the same period in the previous year with domestic sales also increased by $114,846 (88%) for the three month period in the current year. Total case sales of bottled wine for the three months ended September 30, 2006 were 9,304 compared to 4,099 cases in the same period the previous year.

COST OF REVENUE. Cost of revenue was $280,062 in the three months ended September 30, 2006 compared to $639,963 in the three months ended September 30, 2005. As a percentage of revenue, cost of revenue was 69% in the three months ended September 30, 2006 compared to 91% in the three months ended September 30, 2005.This decrease in cost of revenue was mainly attributable to a change in our revenue mix with a significant amount of contract winemaking included in the three months ended September 30, 2005 which is a high cost, low-margin activity for us. There were no costs associated with contract winemaking in the current year. Gross profit was $124,683 in the three months ended September 30, 2006 compared to $66,121 in the three months ended September 30, 2005. As a percentage of revenue, gross profit increased to 31% in the three months ended September 30, 2006 from 9% in the three months ended September 30, 2005 related to the items discussed above.

OTHER INCOME (EXPENSE). Other income (expense) was ($153,040) in the three months ended September 30, 2006 compared to $2,964 in the three months ended September 30, 2005. The increase was primarily attributable to an increase in interest expense of $156,576, which is a result our assumption of an interest bearing loan following the asset purchase agreement with Delta Dawn on December 22, 2005. As a percentage of revenue, other expense increased to (38)% in the three months ended September 30, 2006 from other income of 0% in the three months ended September 30, 2005 . This increase was due to the reasons discussed above.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses were $553,526 in the three months ended September 30, 2006 compared to $286,575 in the three months ended September 30, 2005, an increase of $266,950. This increase was primarily attributable to an increase of $59,560 in depreciation and amortization expense associated with fixed assets acquired from the asset purchase agreement with Delta Dawn in December 2005. Lease expense of $99,368 relating to a lease paid to Delta Dawn for use of the Wirrilla vineyard entered into on January 1, 2006 also contributed to the increase in sales, general and administrative expenses in the three months ended September 30, 2006. As a percentage of revenue, sales, general and administrative expenses increased to 137% in the three months ended September 30, 2006 from 40% in the three months ended September 30, 2005. This increase was due to the items as discussed above.

NET INCOME (LOSS). Our net loss before income tax was $(581,883) in the three months ended September 30, 2006 compared to a net loss of $(217,490) in the three months ended September 30, 2005. This increase in loss was attributable to the decrease in our revenue, an increase in selling, general and administrative expenses attributable to increased depreciation and lease expense and an increase in our interest expense relating to new debt.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $26,987 of cash and cash equivalents and $4,415,256 of working capital as compared to $43,647 and $336,635, respectively, at September 30, 2005.

On December 21, 2005, we entered into a long term loan with Delta Dawn with an initial principal balance of AU$1,612,666. According to the repayment terms, 50% of the loan balance is first due after the first 25 months and the remaining balance is otherwise payable for 36 equal monthly installments thereafter. After the 36 months, the entire remaining balance becomes due and payable immediately.

An additional loan agreement was also signed on May 1, 2006 with Delta Dawn, with a principal amount of $656,000. This loan was provided to assist with our working capital requirements due to the low level of sales revenue generated during the period. On May 25, 2006, Delta Dawn loaned us an additional $10,950 to be paid according to the terms of the May 1, 2006 loan.

In August 2006, we entered into a bridge loan with a related party Whinners Pty Limited, for an amount of $365,000 at a interest rate of 8.75% to be repaid in full on September 30, 2006. The repayment date was subsequently extended for a further month.

Management has been exploring options to refinance its long term loan from Provident Bank, currently with an outstanding balance of $4,207,230. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

Management has also been negotiating a debtor and trade finance facility with three different financial institutions to provide working capital required to fund expansion of its distribution markets. An offer has been received from one of these institutions and it is hoped a facility will be in place within the next month.

ITEM 3. CONTROLS AND PROCEDURES

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

None.

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

YARRAMAN WINERY, INC.

Date: November 12, 2006	By:	/s/ Wayne Rockall
Wayne Rockall
Chief Executive Officer

Date: November 12, 2006	By:	/s/ John Wells
John Wells
Chief Financial Officer