Form 10QSB
period 2006-12-31
YARRAMAN WINERY, INC.
filed 2007-02-20
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

(61) 2 6547-8118
(Issuer’s Telephone Number)

_________________________________________________
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

There were 25,000,000 shares of the Issuer’s common stock outstanding on January 31, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheet	4

Unaudited Consolidated Statements of Operations for the three months
and six months ended December 31, 2006	5

Unaudited Consolidated Statements of Cash Flow for the
six months ended December 31, 2006	6

Notes to Unaudited Consolidated Financial Statements	7-26

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$82,387
Accounts receivable, net	654,658
Inventory	5,115,993
Other receivables	200,405
Other assets	261,189
Total Current Assets	6,314,632

Property, plant and equipment, net	3,985,501

Intangible asset	280,720

$10,580,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,420,102
Accounts payable -related party	625,980
Capital leases, current portion	93,395
Due to related party	749,864
Total Current Liabilities	2,889,341

Long Term Liabilities
Capital leases, net of current portion	69,497
Related party loans, net	1,555,190
Long-term debt	4,447,555
Total Long Term Liabilities	6,072,242

Total Liabilities	8,961,583

Stockholder's Equity

Common stock, $.001 par value,
25,000,000 shares authorized and outstanding, respectively	25,000
Additional paid in capital	5,455,252
Other comprehensive income	235,833
Accumulated deficit	(4,096,815)
Total Stockholder's Equity	1,619,270

$10,580,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Sales, net	$431,798	$309,040	$836,543	$1,014,755

Cost of sales	300,500	151,343	580,562	790,937
Gross profit	131,298	157,697	255,981	223,818

Operating Expenses
Selling, general and administrative expenses	685,586	315,487	1,239,112	602,062
Inventory reserve	197,333	-	197,333	-
Vineyard costs	206,186	-	206,186	-
Consulting expense	117,500	-	117,500	-
Total operating expenses	1,206,605	315,487	1,760,131	602,062

Loss from operations	(1,075,307)	(157,790)	(1,504,150)	(378,244)

Other (Income) Expense
Interest income	(287)	(538)	(785)	(1,022)
Interest expense	220,821	1,241	377,452	1,295
Transaction gain (loss) on foreign currency	3,513	(8,348)	420	(10,882)
Total Other (Income) Expense	224,047	(7,645)	377,087	(10,609)

Net loss	(1,299,354)	(150,145)	(1,881,237)	(367,635)

Other comprehensive income (loss)
Foreign currency translation	59,858	-	83,644	-

Comprehensive Loss	$(1,239,496)	$(150,145)	$(1,797,593)	$(367,635)

Net loss per share:
Basic & diluted	$(0.05)	$(0.01)	$(0.07)	$(0.02)

Weighted average number of shares outstanding:
Basic & diluted	25,000,000	19,038,458	25,000,000	18,767,479

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,881,237)		$(367,635)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	175,355		32,950
Reserve on inventory	190,913		-
Provision for doubtful debts	46,770		-
(Increase) / decrease in assets:
Accounts receivables	(83,504)		154,351
Inventory	(85,223)		(52,341)
Other receivables	(79,004)		(60,581)
Other assets	(46,888)		(7,366)
Increase in current liabilities:
Accounts payable and accrued expenses	943,324		173,773
Total Adjustments	1,061,743		240,786

Net cash used in operations	(819,494)		(126,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection on note receivable	-		500,000
Acquisition of property & equipment	(128)		(118,094)
Purchase of intangible assets	(83,387)		-

Net cash provided by (used in) investing activities	(83,515)		381,906

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	(43,281)		-
Payment on loan payable- related party	(95,170)		(243,379)
Proceed from loan payable- related party	725,468		-

Net cash provided by (used in) financing activities	587,017		(243,379)

Effect of exchange rate changes on cash and cash equivalents	287,941		113,305

Net increase (decrease) in cash and cash equivalents	(28,051)		124,983

Cash and cash equivalents, beginning balance	110,438		43,723

Cash and cash equivalents, ending balance	$82,387		$168,706

SUPPLEMENTAL DISCLOSURES:

Cash paid during the three month periods for:

Income tax payments	$-	$

Interest payments	$189,400		$1,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - NATURE OF OPERATIONS

Yarraman Winery, Inc., formerly Dazzling Investments, Inc. (“the Company” or “we”) was incorporated on December 6, 1996 under the laws of the State of Nevada.

On December 22, 2005, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Yarraman Estate Pty Limited, a privately owned Australian company (“Yarraman Australia”), and the beneficial owners of all of Yarraman Australia’s shares, (the “Shareholders”) and Delta Dawn Pty Limited (“Delta Dawn”), as trustee of the Yarraman Road Trust (the “Trust”), the nominal holder of such shares, pursuant to which the Registrant acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 shares of common stock of the Company (the “Shares”) to the Trustee (the “Share Exchange”) for the benefit of the Shareholders.

The exchange of shares with Yarraman Australia has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Yarraman Australia obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity. The historical financial statements presented are those of Yarraman Australia. The continuing company has retained June 30 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

We produce and sell premium, super premium and ultra premium varietal wines. Our wines are made from grapes grown at our vineyard (the "Vineyard") and from grapes purchased from other Australian vineyards. The grapes are crushed, fermented and made into wine at our winery and the wines are sold principally under the Company's Yarraman Estate Vineyard, Black Cypress, Banjo and Down Under labels. Yarraman Australia’s Vineyard and Winery are located in the Upper Hunter Valley, approximately 200 miles north of Sydney, Australia.

On February 3, 2006, the Company voted to change its fiscal year end from December 31st to June 30th to correspond with the fiscal year end of the operating entity.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Principles of Consolidation

The consolidated financial statements include the accounts of Yarraman Winery, Inc. and its wholly owned subsidiary Yarraman Estate Pty Limited, Inc, collectively referred to within as “the Company”. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $100,037 as at December 31, 2006.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosures about fair value of financial instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

Yarraman Australia’s annual crop and production costs are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year. As of December 31, 2006 inventory consisted of raw material, work in progress and finished goods as follows:

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Winemaking and packaging materials	$97,684

Work in progress ( costs related to unprocessed and/ or unbottled products )	4,350,784

Finished good (bottled wine)	864,858

Reserve for obsolesence	(197,333)

Total	$5,115,993

The Company expensed vineyard costs of $206,186 during the six month period ended December 31, 2006. Management strongly believes that the inventory is properly valued based on its estimates of future sales.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization are removed from the respective accounts and the resulting gain or loss is credited or charged to income.

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

As of December 31, 2006 Property, Plant and Equipment consist of the following:

Buildings and improvements	$51,321
Land	835,455
Plant and equipment	3,571,992
Computer equipment	38,616
Furniture and fixtures	21,314

4,518,698

Accumulated depreciation	(533,197)

$3,985,501

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capital Lease Obligations

Included in Property, Plant and Equipment are $237,578 of fixed assets that were purchased on capital lease arrangements (note 8).

Intangible Assets

Effective July 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the period ended December 31, 2006. As of December 31, 2006 the intangible assets comprised of water licenses valued at $197,333, which are held in perpetuity and $83,387 of costs associated with our potential acquisition as described in Note 12.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of December 31, 2006, there is one matter that warrants disclosure in the financial statements (See Note 6).

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Income Taxes

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes, because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable tax rates in effect at year end as prescribed by Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”)“Accounting for Income Taxes”.

Translation Adjustment

As of December 31, 2006, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of shareholders’ equity.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

The Company is still in the process of evaluating the effect of these statements on its financials.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

Reclassifications:

For comparative purposes, prior year’s consolidated financial statements may have been reclassified to conform with report classifications of the current year.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3 -CASH & CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2006, the accounts payable and accrued expenses comprised of the following:

Trade creditors	$643,260
Other creditors	525,170
Accrued liabilities	117,000
Payroll liabilities	134,672
$1,420,102

The provision for employee benefits to annual leave represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of December 31, 2006 annual leave liability existed in the amount of $48,708 which is included in the payroll liabilities.

Note 5 - RELATED PARTY TRANSACTIONS

We entered into various related party transactions with our former parent, the Trust, various unit holders of the Trust, related entities of unit holders of the Trust and officers of the Company.

Yarraman Australia leased vineyards and related plant and equipment from the Trust. Terms of the agreement included annual payment of approximately $239,000. The lease began on July 1, 2003 and terminated on December 22, 2005 when Yarraman Australia purchased the vineyard and related plant and equipment.

We also pay the Trust approximately $35,000 per month for the use of additional vineyard land also located in Australia per a verbal agreement. On January 1, 2006 we entered into a written agreement to lease this vineyard land for approximately $35,000 per month. The term was from January 1, 2006 through June 30, 2006. As of July 1, 2006 this lease is on a month to month basis with the same payment terms.

Prior to December 22, 2005, Yarraman Australia had received loans from the Trust to fund operations and purchase assets. The loan liabilities were assumed by Yarraman Australia. The outstanding principal balance of this loan was $1,177,000 and will be paid in accordance with such terms more specifically disclosed in Note 8 below.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

On May 1, 2006 Yarraman Australia entered into a loan agreement with Delta Dawn in the principal amount of approximately $665,000. On May 25, 2006 Delta Dawn extended to Yarraman Australia an additional $10,950, to be repaid in accordance with the same terms as the May 1, 2006 loan.

Stockholders and Directors of the Company and of the Trust were provided wine during the six months and three months ended December 31, 2006 valued at $15,226 and $13,666, respectively.

The Company had wine sales to entities related to various Stockholders, Officers and Directors totaling $4,171 and $1,446 during the six months and three months ended December 31, 2006.

We have a receivable from one of the Unit Holders of Delta Dawn related to consulting fees of approximately $9,814 as of December 31, 2006.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with Delta Dawn to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our Company is reduced to less then 15%. We agree to pay approximately $78,000 annually. During the six months and three months ended December 31, 2006 we paid Delta Dawn $53,824 and $24,652, respectively.

During the six months and three months ended December 31, 2006 the Company included in its revenue, fees for wine making and storage of wine of approximately $442,626 and $269,246, respectively, to a company (related through common shareholder) with whom Yarraman Australia had an agreement.

On August 1, 2006 Yarraman Australia entered into a loan agreement with a private corporation to borrow up to approximately $395,000, with interest payable at 8.75% per annum, due on September 30, 2006. During the period from October 1, 2006 through December 31, 2006 Yarraman Australia borrowed an additional $355,000, from this entity. Interest is payable at the same rate of 8.75% per annum. The repayment terms for the entire $750,000 has been extended until such time as the Company receives bridge financing related to the proposed merger (Note 12).

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company’s assets are also pledged as collateral for indebtedness of Yarraman Australia’s prior Parent, the Trust. As of December 31, 2006 the outstanding balance on this debt was approximately $4,090,000. See Note 6.

Note 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Yarraman Australia leased approximately 200 acres of vineyard land and plant and equipment from Delta Dawn, for approximately $239,000. The lease was entered into on July 1, 2003 and is for a term of two years, but may continue past that date at the same rate until canceled by either party. This lease was terminated on December 22, 2005 when the Company purchased all property under this lease. Please see Note 5 - Related Party Transactions.

On January 1, 2006 Yarraman Australia entered into a written agreement with the Trust to lease additional vineyard land in Australia. The monthly rent is approximately $35,000. The lease term commences on January 1, 2006 and terminates on June 30, 2006 and there after is leased on a month to month basis. See Note 5 above.

Corporate Sponsorship

Yarraman Australia entered into a five year Sponsorship Agreement beginning on April 1, 2004 with Luna Park Sydney. The terms of the sponsorship require the Company to pay approximately $37,676 for year one, approximately $45,992 for year two. The fees for years three through five will be calculated based on a formula related to the number of patrons attending the Luna Park Sydney facility.

On November 22, 2006 we canceled the arrangement with three months written notice per our contract.

Guarantor

Our assets have been pledged as collateral for indebtedness owed by the Trust, to a financial institution in Australia, the repayment of which the Company has guaranteed. The outstanding balance on this debt was approximately $4,090,000 as of December 31, 2006.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements

On February 24, 2006 the Company entered into a consulting agreement with a company in New York to assist us to identify potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation the Company agreed to pay the firm a monthly, nonrefundable, fee of $6,500 beginning March 1, 2006 and ending on July 1, 2006, but may continue past that date at the same rate until canceled by either party. The Company also agreed to pay a transaction fee that is based on a sliding percentage of any completed acquisition. The total monthly fees paid under the agreement may be deducted from the total transaction fee.

On January 1, 2006 we entered into a consulting agreement with the Delta Dawn Pty Ltd, as trustee of the Yarraman Road Trust, to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our Company is reduced to less then 15%. We agree to pay approximately $78,000, annually. See Note 5.

On September 7, 2006 we entered into an agreement with a firm in New York, New York to provide the following services: strategic advisory, development and evaluation financing or capital raising alternatives and merger and acquisition services. As compensation we agreed to pay a retainer of $35,000, of which $10,000 has been paid to date, plus certain percentages of financing or capital that is raised and merger acquisitions completed. The term of the contract is for six months, ending in February 2007. Thereafter the agreement shall continue in effect until terminated by either party.

On October 23, 2006 we entered into a consulting agreement with a firm in Australia for services in recruiting certain consultants and Board members for us as well as assisting us in establishing international distribution arrangements. Certain milestones were set in the contract. Upon completion of each milestone an agreement was made for payment to the consultant in shares of our company stock as follows:

Milestone 1 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 2 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 3 - 100,000 shares of stock, or $200,000 in shares, whichever is greater

As of December 31, 2006 Milestone 1 has been completed. To date we have not issued any shares related thereto but have recorded the liability of $117,000 (see Note 4).

In addition to the above we have agreed to pay the consultant approximately $4,700 per month starting on November 1, 2006 and ending upon the completion of our merger negotiations as mentioned in Note 12.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 6 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Note 7 - COMMON STOCK

On August 15, 2005, the Company's Board of Directors’ declared a 4.55 for 1 common stock dividend to the shareholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 shares to 11,655,000 shares, which are reflected retroactively in the financial statements.

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

On December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. The principal balance of the note has been collected as of December 31, 2006. Interest receivable amounting $36,851 is due on this Note at December 31, 2006 and has been classified as other receivable in the accompanying financial statements.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock (the “Millhouse Shares”) in exchange to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 7 - COMMON STOCK (Continued)

On February 3, 2006, the Board of Directors of the Company and the holders of a majority of the Company’s outstanding common stock voted to increase the number of authorized shares of its capital stock. Pursuant to this authorization, on or about March 17, 2006, the Company increased the number of authorized shares of its capital stock to 100,000,000 shares, of which ninety million (90,000,000) shares are Common Stock, par value of $0.001, and ten million (10,000,000) shares are Preferred Stock, par value of $0.001, which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders.

All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

Note 8 - LONG TERM DEBT

Loans

On December 21, 2005 we entered into a loan agreement with a financial institution located in Australia. The amount of the loan is $5,577,397 Australian Dollars, approximately $4,071,000 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance is due and payable on December 31, 2007. The loan is secured by certain property, plant & equipment of the Company as well as a guarantee by the Trust and Delta Dawn. As of December 31, 2006, the loan balance is $4,447,555 inclusive of accrued and unpaid interest.

On December 22, 2005 Yarraman Australia entered into a loan agreement with Delta Dawn. The principle amount of the loan is $1,177,000.

On May 1, 2006 Yarraman Australia entered into a loan agreement with Delta Dawn in the amount of approximately $656,000. On May 25, 2006 Delta Dawn loaned Yarraman Australia an additional $10,950, to be repaid in conjunction with the May 1, 2006 loan.

Interest on the Delta Dawn loans has been imputed at a rate of ten percent. During the six months ended December 31, 2006 we recognized approximately $124,000.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 8 - LONG TERM DEBT (Continued)

The Delta Dawn loan agreements require principle payments as follows for the fiscal years ending on June 30th:

2007	$-
2008	166,264
2009	332,527
2010	332,527
2011	1,163,845
$1,995,163

On August 1, 2006 Yarraman Australia entered into a loan agreement with a private corporation that is one of the unit holders in the trust which owns most of the Company’s common stock to borrow approximately $395,000, with interest payable at 8.75% per annum, due on December 31, 2006. During the period from October 1, 2006 through December 31, 2006 we borrowed an additional $355,000, from this corporation. The total amount of this loan is to be repaid at the time we may receive bridge financing related to our proposed merger (Note 12).

Leases

As a part of the asset purchase agreement in December 2005, the Company assumed a capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at December 31, 2006 are as follows:

Plant and equipment	$237,578
Accumulated depreciation	53,809
$183,769

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 8 - LONG TERM DEBT (Continued)

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at December 31, 2006 are as follows:

Total minimum lease payments	$180,799
Amount representing interest	(17,907)
Present value of net minimum lease payments	162,892
Current portion	(93,395)
Long-term capital lease obligation	$69,497

Amortization expense for assets under capital lease is included in depreciation expense.

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

December 31,
2007	$51,542
2008	85,377
2009	25,973

Total	$162,892

Note 9 - STOCK EXCHANGE AGREEMENT

On December 22, 2005 the Company completed a Stock Exchange Agreement with Yarraman Australia. The exchange of shares has been accounted for as a “reverse acquisition” under the purchase method of accounting because the stockholders of the Yarraman Australia obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity. The historical financial statements presented are those of Yarraman Australia. The continuing company has retained June 30 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholder’s equity at December 31, 2006 are as follows:

Balance at June 30, 2006	$152,189
Change for the six months December 2006	83,644
Balance at December 31, 2006	$235,833

Note 11 - MAJOR CUSTOMERS AND VENDORS

For the six months ended December 31, 2006 our largest customer accounted for 20.35% of Yarraman Australia’s sales. There was no receivable from the customer as of December 31, 2006. For the six months ended December 31, 2006 Yarraman Australia had no vendors that accounted for more then 10% of purchases.

For the six months ended December 31, 2005 our largest customer accounted for 16% of Yarraman Australia’s sales. For the six months ended December 31, 2005 Yarraman Australia had one vendor that accounted for 15.4% of purchases.

Note 12 - PROPOSED ACQUISITION

On December 21, 2006 we submitted an offer to merge via a scheme of arrangement with Evans & Tate, Ltd., a company publicly traded in Australia. The terms of the offer included a combination of issuance of our company stock and issuance of convertible notes. Assuming a discounted share price of our common stock of $1.79 and an exchange rate of US$0.78 for every AU$1.00, the approximate value of the transaction is $103,500,000. In connection with this transaction we entered into a Conditional Sale Deed to purchase 18,387,998 shares of Evans & Tate, Ltd. stock from a third party.
The purchase will only be made upon acceptance of our offer to Evans & Tate, Ltd.

On February 14, 2007 we submitted a revised offer that increased the enterprise value to approximately $117,000,000. As of the date of this report the offer has not been accepted. On February 20, 2007 the offer was conditionally accepted and due diligence will occur prior to approval by Evans & Tate, Ltd.

Related to this acquisition we have incurred $83,387 of expenses as of December 31, 2006.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 13 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended December 31, 2006 and 2005, the Company incurred losses of $1,881,237 and $367,635, respectively. In addition, the Company has suffered recurring losses from operations, cash deficiencies and the inability to meets it’s maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Management has prepared the following statement in order to address these and other concerns:

Yarraman Australia has completed its merger with Yarraman Winery, Inc. as stated in Note 9. Related to this merger we were able to sell 5,253,500 shares of stock for $2,000,000. We also borrowed $675,950 from Delta Dawn.

We are currently in discussions with potential acquisition candidates that will significantly improve our operating results and working capital.

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

On December 22, 2005, we entered into a Share Exchange Agreement with Yarraman Estate Pty Limited (“Yarraman Australia”), the shareholders of Yarraman Australia, Delta Dawn Pty Limited (the “Trustee” or “Delta Dawn”), as trustee of the Yarraman Road Trust (the “Trust”) and our shareholders, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 of our shares (the “Shares”) to the Trustee. Yarraman Australia became our wholly-owned subsidiary and, upon the issuance of the Shares, the Trustee owned 60% of the Shares. Through our wholly-owned subsidiary, Yarraman Australia, we operate our primary business, which consists of the operation of vineyards and wine production in Australia and distribution of our wine products in Australia, United States, Canada, New Zealand, Hong Kong and throughout Europe.

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

Export Wine Sales

In 2006, Australian exports grew 7.1% to a record 722 million liters. Although the average price per liter declined 6.2% to AU$3.82, representing the fourth consecutive financial year the average price for Australian wine exports has declined, the overall dollar value of these exports grew by 1.5% to AU$2.8 billion.

The increase in international red wine sales including sales to the United States continue to be major drivers of growth for Australian wineries. Red wine continues to have a higher margin of sales over white wine comprising 50% of the total Australian wine exports. The United States, which grew its share of Australian wine exports to 31% of total exports in 2005 and 2006, has had the strongest export growth for all Australian wines. However, the United Kingdom, which consists of 38% of the total export market, remains Australia’s largest overseas market by volume. Despite the disparity in size, the United States market supports higher sales margins per gallon and correspondingly was the largest market by value. Currently, the Company ships approximately 8,000 cases per year to the United States, less than 1% of the total market.

With continuing investment and development in its brands, the Company plans to capitalize on consumer demand in the primary export markets of the United States, Canada, United Kingdom, Ireland and Asia. Yarraman have also initiated sales to Europe and China as being areas in which, with carefully selected chosen partners, it can develop branded and non-branded wine distribution.

Our wines are distributed by independent companies throughout the world’s premium wine consuming nations.

We export approximately 35% of our annual volume production whereas most competitors in the region export approximately 14% of its volume production. The grape production for a particular year will be reflected in sales revenue in approximately two years owing to the fact that we record product sales following the aging time necessary in winemaking.

The Company appoints agents or distributors in export markets to facilitate importation of wines to the designated markets. Agents or distributors provide sales representation and facilitate or directly distribute wines within their regions.

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

In February 2006, we finalized a distribution agreement with Robert Whale Imports to act as the sole importer of our new range of wines. This launch has thus far been successful, with twelve month projected sales targets, through December 2006, overachieving by 22%.

On October 23, 2006 we entered into a consulting agreement with a firm in Australia for services in recruiting certain consultants and Board members for us as well as assisting us in establishing international distribution arrangements. Certain milestones were set in the contract. Upon completion of each milestone an agreement was made for payment to the consultant in shares of our company stock as follows:

Milestone 1 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 2 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 3 - 100,000 shares of stock, or $200,000 in shares, whichever is greater

As of December 31, 2006 Milestone 1 had been completed. To date we have not issued any shares related thereto but have recorded the liability of $117,000 (see Note 4).

In addition to the above we have agreed to pay the consultant approximately $4,700 per month starting on November 1, 2006 and ending upon the completion of our merger negotiations. A copy of the agreement is filed as Exhibit 10.1 hereto.

On December 21, 2006, we entered into a conditional agreement with Grape Expectations Ltd. to acquire 19.9% of Evans & Tate Ltd., the sixth largest wine producer in Australia which is listed on the Australian Stock Exchange. Subsequently, we lodged an offer with the Board of Evans & Tate to merge the two companies by scheme of arrangement which, among other things, would also include consolidating and refinancing the current outstanding debt held by us and Evans & Tate. The consideration offered to Evans & Tate’s shareholders in this offer was one (1) Yarraman share for nine (9) Evans & Tate ordinary shares. This offer was rejected by the Evans & Tate Board on January 16, 2007. A revised offer was submitted to Evans & Tate on February 1, 2007 which increased the offer to one Yarraman share for each 6.75 Evans & Tate share. On February 20, 2007 the offer was conditionally accepted and due diligence will occur prior to approval by Evans & Tate, Ltd.

In December 2006, the company finalized purchase commitments for all grapes produced on the Wirrilla Vineyard, to an unrelated third party, generating sales in excess of AU$550,000, or approximately $434,000 USD. This revenue will be received in three installments, as is standard industry practice.

In January 2007, we secured commitments from World Icon Group Pty Ltd to supply red and white wines into Taiwan. Initial orders of two containers will be shipped in February 2007. Additionally, we have received initial orders from China Duty Free for our new “Red Horse” brand. These orders are scheduled to be shipped in late February 2007.

In January 2007, we signed an agreement with Axios Health Pty Ltd, an Australian wholesaler servicing the hospitality sector, to supply 5000 9Lt. cases of wine per calendar year under the “Goodness Estate” brand name.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Six Months ended December 31,				Three Months ended December 31,
	2006		2005		2006		2005
Revenue	$836,543	100%	$1,014,755	100%	$431,798	100%	$309,040	100%
Cost of Revenue	580,562	69%	790,937	78%	300,500	70%	151,343	49%
Gross Profit	255,981	31%	223,818	22%	131,298	30%	157,697	51%
Other Income (Expense)	(377,087)	(45)%	10,609	1%	(224,047)	(52)%	7,645	3%
General and administrative expenses	1,239,112	148%	602,062	59%	685,586	159%	315,487	102%
Other general expenses	521,019	62%	0	0	521,019	121%	0	0
Income before income tax	(1,881,237)	(225)%	(367,635)	(36)%	(1,299,354)	(301)%	(150,145)	(48)%
Income tax expenses	0	0	0	0	0	0	0	0
Net Income	($1,881,237)	(225)%	($367,635)	(36)%	($1,299,354)	(301)%	($150,145)	(48)%

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

REVENUE. Revenue was $836,543 in the six months ended December 31, 2006 compared to $1,014,755 in the six months ended December 31, 2005. The decrease in revenue in the 2006 six-month period is primarily attributable to a non-recurring bottling contract performed in 2005 that represented $492,400 which did not reoccur in the six months ended December 31, 2006. The decrease was partially offset by an increase in export sales of $214,864 (231%) in the six months ended December 31, 2006 compared to the same period in the previous year resulting from significant orders being achieved in United States, Canada and Europe and domestic sales increasing by $143,691 (40%) for the six month period in the current year compared to the same period in the previous year. Total case sales of bottled wine for the six months ended December 31, 2006 were 17,485 compared to 9,745 cases in the same period the previous year.

COST OF REVENUE. Cost of revenue was $580,562 in the six months ended December 31, 2006 compared to $790,937 in the six months ended December 31, 2005. As a percentage of revenue, cost of revenue was 69% in the six months ended December 31, 2006 compared to 78% in the six months ended December 31, 2005. This decrease in cost of revenue was mainly attributable to a change in our revenue mix with a significant amount of contract winemaking included in the three months ended December 31, 2005 which is a high cost, low-margin activity for us. There was no contract winemaking activity in the 2006 period. This decrease in cost was offset in part by lower margins obtained on the introduction of a new product range in the U.S. market through a new distributor. Gross profit was $255,981 in the six months ended December 31, 2006 compared to a gross profit of $223,818 in the six months ended December 31, 2005. As a percentage of revenue, gross profit increased to 31 % in the six months ended December 31, 2006 from 22% in the six months ended December 31, 2005 related to the items discussed above.

OTHER INCOME (EXPENSE). Other income (expense) was ($377,087) in the six months ended December 31, 2006 compared to $10,609 in the six months ended December 31, 2005. The increase was primarily attributable to an increase in interest expense of $376,157, which is a result our assumption of an interest bearing loan following the asset purchase agreement with the Trust on December 22, 2005. As a percentage of revenue, other expense increased to (45) % in the six months ended December 31, 2006 from other income of 1% in the six months ended December 31, 2005. This increase was due to the reasons discussed above.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses were $1,760,131 in the six months ended December 31, 2006 compared to $602,062 in the six months ended December 31, 2005, an increase of $1,158,069. This increase was primarily attributable to the following items:

(1) lease expense of $200,458 paid in 2006 relating to a lease paid to the Delta Dawn, for use of the Wirrilla vineyard entered into on January 1, 2006.

(2) an increase of $112,735 in depreciation and amortization expense associated with fixed assets acquired from the asset purchase agreement with the Trust in December 2005.

(3) increase in directors fees, and legal and accounting costs of $75,628 associated with becoming a U.S. public company.

(4) an increase of $197,333 for creation of an inventory reserve to comply with accounting requirements based on our slow moving inventory related to current market conditions in Australia.

(5) an increase of $206,186 based on the net write-off of unrecoverable vineyard expenses and associated fixed winemaking expenses resulting from the decision not to take any crop from our vineyards for our own use in 2007. The majority of the crop from the Wirrilla vineyard has been sold to a major Australian winemaking company. Normally these costs would be capitalized and be included in our bulk wine valuation.

(6) an increase of $117,000 based on stock to be issued for payment to an independent consultant in relation to strategic planning for the Company.

(7) an increase of $100,580 due to recruitment expenses in our search for a new Chief Executive Officer and related salary increase during the three month period that we had two Chief Executive Officers to insure a smooth transition.

 As a percentage of revenue, sales, general and administrative expenses increased to 210% in the six months ended December 31, 2006 from 59% in the six months ended December 31, 2005. This increase was due to the items as discussed above.

NET INCOME (LOSS). Our net loss before income tax was $(1,881,237) in the six months ended December 31, 2006 compared to a net loss of $(367,635) in the three months ended December 31, 2005. This increase in loss was attributable to the decrease in our revenue, an increase in selling, general and administrative expenses attributable to increased depreciation, lease expense and, corporate expenses, non recurring inventory and vineyard write-downs, consulting costs relating to strategic development and an increase in our interest expense relating to new debt.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

REVENUE. Revenue was $431,798 in the three months ended December 31, 2006 compared to $309,040 in the three months ended December 31, 2005. The increase in revenue in the three-month period is primarily attributable to an increase in export sales of $129,405 (398%) in the three months ended December 31, 2006 compared to the same period in the previous year. This was a result of management appointing a new distributor in the U.S. during 2006 and having an increased presence in Europe and Canada. Domestic sales also increased by $27,851 (12%) for the three month period in the current year. Total case sales of bottled wine for the three months ended December 31, 2006 were 8,181 compared to 5,764 cases in the same period the previous year.

COST OF REVENUE. Cost of revenue was $300,500 in the three months ended December 31, 2006 compared to $151,343 in the three months ended December 31, 2005. As a percentage of revenue, cost of revenue was 70% in the three months ended December 31, 2006 compared to 49% in the three months ended December 31, 2005. This increase in cost of revenue was attributable to lower margins obtained on the introduction of a new product range into the US market through a new distributor. Gross profit was $131,298 in the three months ended December 31, 2006 compared to a gross profit of $157,697 in the three months ended December 31, 2005. As a percentage of revenue, gross profit decreased to 30 % in the three months ended December 31, 2006 from 51% in the three months ended December 31, 2005 related to the items discussed above.

OTHER INCOME (EXPENSE). Other income (expense) was ($224,047) in the three months ended December 31, 2006 compared to $7,645 in the three months ended December 31, 2005. The increase was primarily attributable to an increase in interest expense of $219,580, which is a result our assumption of an interest bearing loan following the asset purchase agreement with The Trust on December 22, 2005. As a percentage of revenue, other expense increased to (52) % in the three months ended December 31, 2006 from other income of 3% in the three months ended December 31, 2005. This increase was due to the reasons discussed above.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative expenses were $1,206,605 in the three months ended December 31, 2006 compared to $315,487 in the three months ended December 31, 2005, an increase of $891,118. This increase was primarily attributable to the following items:

(1) lease expense of $100,229 paid in 2006 relating to a lease paid to the Trust, for use of the Wirrilla vineyard entered into on January 1, 2006.

(2) an increase of $52,659 in depreciation and amortization expense associated with fixed assets acquired from the asset purchase agreement with the Trust in December 2005.

(3) increase in directors fees, and legal and accounting costs of $60,942 associated with becoming a U.S. public company.

(4) an increase of $197,333 for creation of an inventory reserve to comply with accounting requirements based on our slow moving inventory related to current market conditions in Australia.

(5) an increase of $206,186 based on the net write-off of unrecoverable vineyard expenses and associated fixed winemaking expenses resulting from the decision not to take any crop from our vineyards for our own use in 2007. The majority of the crop from the Wirrilla vineyard has been sold to a major Australian winemaking company. Normally these costs would be capitalized and be included in our bulk wine valuation.

(6) an increase of $117,000 based on stock to be issued for payment to an independent consultant in relation to strategic planning for the Company.

(7) an increase of $81,718 due to recruitment expenses in our search for a new Chief Executive Officer and related salary increase during the three month period that we had two Chief Executive Officers to insure a smooth transition.

As a percentage of revenue, sales, general and administrative expenses increased to 279% in the three months ended December 31, 2006 from 102% in the three months ended December 31, 2005. This increase was due to the items as discussed above.

NET INCOME (LOSS). Our net loss before income tax was $(1,299,354) in the three months ended December 31, 2006 compared to a net loss of $(150,145) in the three months ended December 31, 2005. This increase in loss was attributable to the decrease in our revenue, an increase in selling, general and administrative expenses attributable to increased depreciation, lease expense and corporate expenses, non recurring inventory and vineyard write-downs, consulting costs relating to strategic development and an increase in our interest expense relating to new debt.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had $82,387 of cash and cash equivalents and $3,425,287 of working capital as compared to $168,706 and $3,246,725, respectively, at December 31, 2005.

On December 21, 2005, we entered into a long term loan with the Trust with an initial principal balance of AU$1,612,666. According to the repayment terms, 50% of the loan balance is first due after the first 25 months and the remaining balance is otherwise payable for 36 equal monthly installments thereafter. After the 36 months, the entire remaining balance becomes due and payable immediately.

An additional loan agreement was also signed on May 1, 2006 with the Delta Dawn, with a principal amount of $656,000. This loan was provided to assist with our working capital requirements due to the low level of sales revenue generated during the period. On May 25, 2006, Delta Dawn loaned us an additional $10,950 to be paid according to the terms of the May 1, 2006 loan.

In August 2006, we entered into a loan with a related party Whinners Pty Limited, for an amount of $395,000 at an interest rate of 8.75%. During the period October 2006 to December 2006 we borrowed an additional $355,000 from this entity at the same interest rate of 8.75%. The repayment terms of the entire $750,000 has been extended until such time as financing related to a proposed merger has been received. If the proposed merger is not consummated terms of repayment for this loan will be renegotiated.

Management has been exploring options to refinance its long term loan from Provident Bank, currently with an outstanding balance of $4,207,230. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

Management has also negotiated a debtor facility with a related party to provide working capital. This facility was implemented in February 2007.

We are currently in discussion with several potential acquisition candidates and have made a revised offer to merge with Evans & Tate, a publicly listed company in Australia, which, if successful, management believes will improve our operating results and working capital.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Consultancy Agreement dated October 23, 2006 between the Company and Warrick Duthy Consulting Pty Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YARRAMAN WINERY, INC.

Date: February 19, 2007	By:	/s/ Wayne Rockall
Wayne Rockall Chief Executive Officer

Date: February 19, 2007	By:	/s/ John Wells
John Wells Chief Financial Officer