Form 10QSB
period 2007-03-31
YARRAMAN WINERY, INC.
filed 2007-06-25
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

There were 25,000,000 shares of the Issuer’s common stock outstanding on June 15, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

TABLE OF CONTENTS

Consolidated Unaudited Balance Sheet	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flow	6

Notes to Unaudited Consolidated Financial Statements	7-25

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$32,016
Accounts receivable, net	511,144
Inventory	4,805,514
Other receivables	137,606
Other assets	254,601
Total Current Assets	5,740,881

Property, plant and equipment, net	3,988,781

Intangible asset	201,995

$9,931,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,497,201
Accounts payable -related party	864,482
Capital leases, current portion	115,127
Shares to be issued	234,500
Due to related party	848,379
Total Current Liabilities	3,559,689

Long Term Liabilities
Capital leases, net of current portion	27,717
Related party loans, net	1,628,458
Long-term debt	4,539,249
Total Long Term Liabilities	6,195,424

Total Liabilities	9,755,113

Stockholder's Equity

Common stock, $.001 par value,
25,000,000 shares authorized and outstanding	25,000
Additional paid in capital	5,455,252
Other comprehensive income	246,639
Accumulated deficit	(5,550,347)
Total Stockholder's Equity	176,544

$9,931,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Sales, net	$543,270	$290,782	$1,379,813	$1,305,537

Cost of sales	987,685	184,766	1,167,321	975,703
Gross profit (loss)	(444,415)	106,016	212,492	329,834

Operating Expenses
Selling, general and administrative expenses	228,318	511,419	1,870,949	1,113,481
Consulting expense	117,000	-	234,500	-
Inventory reserve	-	-	192,753	-
Vineyard costs	184,483	-	392,656	-
Total operating expenses	529,801	511,419	2,690,858	1,113,481

Loss from operations	(974,216)	(405,403)	(2,478,366)	(783,647)

Other (Income) Expense
Interest income	(7)	(31,559)	(792)	(32,581)
Interest expense	165,502	179,036	542,954	180,331
Merger and acquisition costs	312,009	-	312,009	-
Gain on settlement of debt	-	(152,081)	-	(152,081)
Transaction gain (loss) on foreign currency	1,812	(5,838)	2,232	(16,720)
Total Other (Income) Expense	479,316	(10,442)	856,403	(21,051)

Net loss	(1,453,532)	(394,961)	(3,334,769)	(762,596)

Other comprehensive income (loss)
Foreign currency translation	10,806	-	94,450	-

Comprehensive Loss	$(1,442,726)	$(394,961)	$(3,240,319)	$(762,596)

Net loss per share:
Basic & diluted	$(0.06)	$(0.02)	$(0.13)	$(0.03)

Weighted average number of shares outstanding:
Basic & diluted	25,000,000	25,000,000	25,000,000	23,554,778

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,334,769)	$(762,596)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	276,416	186,430
Gain on settlement of debt	-	(152,081)
Reserve on inventory	192,753	-
Provision for doubtful debts	46,770	-
Shares to be issued for consulting fees	234,500	-
(Increase) / decrease in assets:
Accounts receivables	73,345	127,605
Inventory	350,430	(1,283,177)
Other receivables	(6,881)	(57,138)
Other assets	(57,134)	(9,950)
Increase in current liabilities:
Accounts payable and accrued expenses	1,064,780	173,539
Total Adjustments	2,174,979	(1,014,772)

Net cash used in operating activities	(1,159,790)	(1,777,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(128)	(32,141)

Net cash used in investing activities	(128)	(32,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Collecltion on Note Receivable	-	1,250,000
Increase in Note Payable	23,991	69,611
Payment on capital lease	(69,691)	(10,795)
Payment on loan payable- related party	(100,695)	(126,117)
Proceed from loan payable- related party	848,379	1,081,492

Net cash provided by financing activities	701,984	2,264,191

Effect of exchange rate changes on cash and cash equivalents	379,512	(393,050)

Net increase (decrease) in cash and cash equivalents	(78,422)	61,632

Cash and cash equivalents, beginning balance	110,438	43,723

Cash and cash equivalents, ending balance	$32,016	$105,355

SUPPLEMENTAL DISCLOSURES:

Cash paid during the three month periods for:

Income tax payments	$-	$-

Interest payments	$428,334	$180,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - NATURE OF OPERATIONS

Yarraman Winery, Inc., formerly Dazzling Investments, Inc. (the “Company” or “we”) was incorporated on December 6, 1996 under the laws of the State of Nevada.

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
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of Yarraman Australia is the Australian Dollar (“AUD”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD” or “$”).

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
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $102,400 as at March 31, 2007.

Inventories

Yarraman Australia’s annual crop and production costs are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year. As of March 31, 2007 inventory consisted of raw material, work in progress and finished goods as follows:

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Winemaking and packaging materials	$97,642
Work in progress ( costs related to unprocessed
and/ or unbottled products )	4,167,482
Finished good (bottled wine)	540,390
Reserve for obsolesence	-
Total	$4,805,514

The Company expensed vineyard costs of $184,483 and $392,656, respectively during the three month and nine month period ended March 31, 2007. Management strongly believes that the inventory is properly valued based on its estimates of future sales.

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

As of March 31, 2007 Property, Plant and Equipment consist of the following:

Buildings and improvements	$34,933
Land	855,195
Plant and equipment	3,673,942
Computer equipment	39,529
Furniture and fixtures	21,732
4,625,331
Accumulated depreciation	(636,550)
$3,988,781

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capital Lease Obligations

Included in Property, Plant and Equipment are $243,191 of fixed assets that were purchased on capital lease arrangements (note 8).

Intangible Assets

Effective July 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the period ended March 31, 2007. As of March 31, 2007 the intangible assets comprised of water licenses valued at $201,995, which are held in perpetuity.

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
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2007, there is one matter that warrants disclosure in the financial statements (See Note 6).

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
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment

As of March 31, 2007, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of shareholders’ equity.

New Accounting Pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2007, the accounts payable and accrued expenses comprised of the following:

Trade creditors	$741,606
Other creditors	628,981
Payroll liabilities	126,614
$1,497,201

The provision for employee benefits to annual leave represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of March 31, 2007 annual leave liability existed in the amount of $36,433 which is included in the payroll liabilities.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

We also pay the Trust approximately $35,000 per month for the use of additional vineyard land also located in Australia per a verbal agreement. On January 1, 2006 we entered into a written agreement to lease this vineyard land for approximately $35,000 per month. The term was from January 1, 2006 through June 30, 2006. As of July 1, 2006, this lease was extended on a month to month basis with the same payment terms.

Prior to December 22, 2005, Yarraman Australia had received loans from the Trust to fund operations and purchase assets. The loan liabilities were assumed by Yarraman Australia. The outstanding principal balance of this loan was $1,613,491 and will be paid in accordance with such terms more specifically disclosed in Note 8 below.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $727,182. On May 25, 2006 the Trust extended to Yarraman Australia an additional $12,120, to be repaid in accordance with the same terms as the May 1, 2006 loan. The Company recorded a discount of $871,307 on the loan which is being amortized over the term of the loan. During the nine month period ended March 31, 2007, the company recorded $104,554 as interest expense on the loan.

Stockholders and Directors of the Company and of the Trust were provided wine during the nine months and three months ended March 31, 2007 valued at $21,303 and $6,046, respectively.

The Company had wine sales to entities related to various Stockholders, Officers and Directors totaling $7,268 and $3,117 during the nine months and three months ended March 31, 2007.

We have a receivable from one of the Unit Holders of the Trust related to consulting fees of approximately $10,046 as of March 31, 2007.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Note 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trust to provide business consulting services related to the wine industry for a term of two years or until such time as its ownership percentage in our Company is reduced to less then 15%. We agreed to pay approximately $78,000 annually. During the three months and nine months ended March 31, 2007 we paid the Trust $25,411 and $57,825, respectively.

During the three months and nine months ended March 31, 2007 the Company included in its revenue, fees for wine making and storage of wine of approximately $213,695 and $626,695 , respectively, to a company (related through common shareholder) with whom Yarraman Australia had an agreement.

On August 1, 2006 Yarraman Australia entered into a loan agreement to initially borrow up to approximately $403,990, with interest payable at 8.75% per annum, due on December 31, 2006, with a private corporation that is owned by one of the unit holders of the Company’s majority stockholder. During the period from October 1, 2006 through March 31, 2007, Yarraman Australia borrowed an additional $444,389, from this entity with interest payable at the same rate of 8.75% per annum. The term for the entire $848,379 has been extended by oral agreement until September 2007.

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

The Company’s assets are also pledged as collateral for indebtedness of Yarraman Australia’s prior Parent, the Trust. As of March 31, 2007 the outstanding balance on this debt was approximately $4,539,248. See Note 6.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Note 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Yarraman Australia leased approximately 200 acres of vineyard land and plant and equipment from the Trust, for approximately $239,000. The lease was entered into on July 1, 2003 and is for a term of two years, but may continue past that date at the same rate until canceled by either party. This lease was terminated on December 22, 2005 when the Company purchased all property under this lease. Please see Note 5 - Related Party Transactions.

On January 1, 2006, Yarraman Australia entered into a written agreement with the Trust to lease additional vineyard land in Australia. The monthly rent is approximately $35,000. The lease term commences on January 1, 2006 and terminates on June 30, 2006 and thereafter is leased on a month to month basis. See Note 5 above.

Guarantor

Our assets have been pledged as collateral for indebtedness owed by the Trust to a financial institution in Australia, the repayment of which the Company has guaranteed. The outstanding balance on this debt was approximately $4,539,248 as of March 31, 2007.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Note 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements

On February 24, 2006,the Company entered into a consulting agreement with a company in New York to assist in identifying potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation, the Company agreed to pay the firm a monthly, nonrefundable, fee of $6,500. The original term of the contract was from March 1, 2006 until July 1, 2006, but it has continued past that date on a month to month basis, and will continue in such manner until cancelled by either party. The Company also agreed to pay a transaction fee that is based on a sliding percentage of any completed acquisition. The total monthly fees paid under the agreement may be deducted from any transaction fee. As of March 31, 2007, this agreement was still in effect.

On January 1, 2006 we entered into a consulting agreement with the Trust to provide business consulting services related to the wine industry for a term of two years or until such time as its ownership percentage in our Company is reduced to less then 15%. We agreed to pay approximately $78,000, annually. See Note 5.

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

Milestone 1 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 2 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 3 - 100,000 shares of stock, or $200,000 in shares, whichever is greater

As of March 31, 2007 Milestones 1 and 2 have been completed. In addition to the above we have agreed to pay the consultant approximately $4,700 per month starting on November 1, 2006 and ending upon the completion of our merger negotiations as mentioned in Note 12. To date we have not issued any shares related thereto but have recorded the liability of $234,500 (see Note 4).

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

On December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. The principal balance of the note has been collected as of December 31, 2006. Interest receivable amounting $36,851 is due on this Note as of March 31, 2007 and has been classified as other receivable in the accompanying financial statements.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock to MillhouseIAG Limited as a finder’s fee.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Note 8 - LONG TERM DEBT

Loans

On December 21, 2005 we entered into a loan agreement with a financial institution located in Australia. The amount of the loan $4,071,000 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance is due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. As of March 31, 2007, the loan balance is $4,539,249 inclusive of accrued and unpaid interest.

On December 22, 2005 Yarraman Australia entered into a loan agreement with the Trust. The principal amount of the loan is $1,613,491.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the amount of approximately $727,182. On May 25, 2006 the Trust loaned Yarraman Australia an additional $12,120, to be repaid in conjunction with the May 1, 2006 loan.

Interest on these loans has been imputed at a rate of ten percent. During the nine months ended March 31, 2007 we paid approximately $104,500 on these loans.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 8 - LONG TERM DEBT (Continued)

The Trust loan agreements require principal payments as follows for the twelve months ending on March 31st  :

2008	98,033
2009	392,132
2010	392,132
2011	1,470,495
$2,352,792

On August 1, 2006 Yarraman Australia entered into a loan agreement with a private corporation that is one of the unit holders in the trust which owns most of the Company’s common stock to borrow approximately $403,990, with interest payable at 8.75% per annum, due on December 31, 2006. During the period from October 1, 2006 through December 31, 2006 we borrowed an additional $444,389, from this corporation. There are no terms for repayment because the initial terms of the loan stated that the outstanding balance was to be repaid at the time we received financing in connection with our proposed merger with Evans & Tate, Ltd. As a result of the proposed merger being rejected, the loan is now due to mature in September 2007. (Note 12).

Leases

As a part of the asset purchase agreement in December 2005, the Company assumed a capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at March 31, 2007 are as follows:

Plant and equipment	$243,191
Accumulated depreciation	53,809
$189,382

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 8 - LONG TERM DEBT (Continued)

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at March 31, 2007 are as follows:

Total minimum lease payments	$155,399
Amount representing interest	(12,556)
Present value of net minimum lease payments	142,843
Current portion	(115,127)
Long-term capital lease obligation	$27,716

Amortization expense for assets under capital lease is included in depreciation expense.

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

March 31
2008	$115,127
2009	27,716
Total	$142,843

Note 9 - STOCK EXCHANGE AGREEMENT

On December 22, 2005 the Company completed a Stock Exchange Agreement with Yarraman Australia and all of the shareholders of Yarraman Australia. The exchange of shares has been accounted for as a “reverse acquisition” under the purchase method of accounting because the stockholders of the Yarraman Australia obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity. The historical financial statements presented are those of Yarraman Australia. The continuing company has retained June 30 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholder’s equity at March 31, 2007 are as follows:

Balance at June 30, 2006	$152,189
Change for the nine months March 2007	94,450
Balance at March 31, 2007	$246,639

Note 11 - MAJOR CUSTOMERS AND VENDORS

For the nine months ended March 31, 2007 our largest customer accounted for 12.3% of Yarraman Australia’s sales. There was no receivable from the customer as of March 31, 2007. For the nine months ended March 31, 2007 Yarraman Australia had no vendors that accounted for more then 10% of purchases.

Note 12 - PROPOSED ACQUISITION

On December 21, 2006, we submitted an offer to merge by scheme of arrangement with Evans & Tate, Ltd., a company publicly traded in Australia. The terms of the offer included a combination of issuance of our company stock and issuance of convertible notes. On February 14, 2007, we submitted a revised offer, which offer was conditionally accepted pending the results of due diligence by Evans & Tate, Ltd. Our revised offer was rejected on March 16, 2007.

In connection with this transaction we entered into a Conditional Sale Deed to purchase 18,387,998 shares of Evans & Tate, Ltd. stock from a third party. Upon rejection of our offer by Evans & Tate, Ltd., the Conditional Sale Deed was terminated.

Related to this acquisition, we have incurred $312,009 of expenses as of March 31, 2007.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Note 13 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended March 31, 2007 and 2006, the Company incurred losses of $3,364,769 and $762,596, respectively. In addition, the Company has suffered recurring losses from operations, cash deficiencies and the inability to meets its maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Management has prepared the following statement in order to address these and other concerns:

Yarraman Australia has completed its merger with Yarraman Winery, Inc. as stated in Note 9. Related to this merger we were able to sell 5,253,500 shares of stock for $2,000,000. We also borrowed $675,950 from the Trust.

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

Overview.

We produce and sell premium (up to $14), super-premium (up to $20) and ultra-premium (over $20) wines. Our wines are made at our state-of-the-art winery in New South Wales, Australia, where grapes are crushed, fermented and made into wine or blended with wines purchased from other vineyards for production of varietals. Wines are sold both in Australia and internationally, principally under our “Yarraman” label. The vineyards from which we produce our wines are located on land in two regions in the State of New South Wales, Australia - the Upper Hunter Valley and Gundagai. Prior to the restructuring described above, Yarraman Australia conducted business as Delta Dawn.

Opened in 1967 on the Upper Hunter Wybong property, our winery currently has a 2,300 ton processing facility with the capacity to yield 160,000 cases. The winery utilizes current technology in its harvesting, production and packaging of its products. Over $7.7 million (AUD 10.3 million) has been spent since 1994 on capital improvements to the winery and vineyard.

The Wirrilla Vineyard is located over two blocks of land comprising the Wirrilla Homestead and Wirrilla Point Block, with 470 acres under vines. The Wirrilla Vineyard produces wines including Sauvignon Blanc, Semillon, Verdelho, Chardonnay, Merlot, Cabernet Sauvignon and Shiraz. The wines produced from this vineyard are used in our premium range of wines.

Export Wine Sales

In 2006, Australian exports grew 7.1% to a record 722 million liters. Although the average price per liter declined 6.2% to AUD 3.82, representing the fourth consecutive financial year the average price for Australian wine exports has declined, the overall dollar value of these exports grew by 1.5% to AUD 2.8 billion.

The Company plans to capitalize on consumer demand in the primary export markets of the United States, Canada, United Kingdom, Ireland and Asia. Yarraman has also initiated sales to Europe and China as being areas in which, with carefully selected chosen partners, it can develop branded and non-branded wine distribution.

Our wines are distributed by independent companies throughout the world’s premium wine consuming nations.

We export approximately 40% of our annual volume production whereas most competitors in the region export approximately 14% of its volume production. The grape production for a particular year will be reflected in sales revenue in approximately two years owing to the fact that we record product sales following the aging time necessary in winemaking.

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

In February 2006, we finalized a distribution agreement with Robert Whale Imports to act as the sole importer of our new range of wines in the United States. This launch continues to be successful, with year to date March 2007 sales targets overachieved by 28%.

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

Milestone 1 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 2 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 3 - 100,000 shares of stock, or $200,000 in shares, whichever is greater

As of March 31, 2007 Milestones 1 and 2 had been completed. In addition to the above we have agreed to pay the consultant approximately $4,700 per month starting on November 1, 2006 and ending upon the completion of our merger negotiations. To date we have not issued any shares related thereto but have recorded a liability of $234,500.

In December 2006, the company finalized purchase commitments for grapes produced on the Wirrilla Vineyard during the 2007 season specifically for an unrelated third party, generating sales in excess of AUD 550,000, or approximately $434,000. As of March 31, 2007, the purchase commitment has ended on its terms and all payments were received. Other than in connection with this agreement, no other grapes were grown during the 2007 season.

In January 2007, we secured commitments from World Icon Group Pty Ltd to supply red and white wines into Taiwan. Initial orders of two containers will be shipped in February 2007. Additionally, we have received initial orders from China Duty Free for our new “Red Horse” brand. These orders were scheduled to be shipped in late February 2007. These orders are packed and ready to be shipped however the purchaser preferred that any merger and acquisition issues were settled prior to accepting delivery. Accordingly, the shipment date is unknown and may never be made. As a result, we may never realize any revenue as a result of this arrangement.

In January 2007, we signed an agreement with Axios Health Pty Ltd, an Australian wholesaler servicing the hospitality sector, to supply 5000 9Lt. cases of wine per calendar year under the “Goodness Estate” brand name.

Overall, sales for the quarter ending March 31, 2007 have been significantly lower than expected, with budgeted sales not achieved. Management believes that primary reasons for this decline has been the deferred Australian launch of our “Mad Nags” line of wines, a brand selling successfully in the United States. Despite a decline in overall domestic sales, the Australia-only brand “Tuckerbox” has seen an increase in its retail sales with Domaine Wine Shippers, Yarraman Estate’s Australian distributor.

New sales have been finalized for Macau, with commitments for six containers of wine over the next twelve months.

During the three months ended March 31, 2007 we added new Vineyard and Winemaking staff, replacing vacancies created during the last fiscal year.

Management believes that Australian wine supplies will continue to tighten following very low harvest tonnages for the 2007 vintage, with the Australian Wine and Brandy Corp. estimating the aggregate harvest of 1.34 metric tones, the smallest harvest in the last seven years. We have recently had an independent valuation of wine stocks held at Wybong by Brian McGuigan, who determined that our inventory value is approximately AUD6,180,060.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Nine Months ended March 31,				Three Months ended March 31,
	2007		2006		2007		2006

Revenue	$1,379,813	100%	$1,305,537	100%	$543,270	100%	$290,782	100%

Cost of Revenue	1,167,321	85%	975,703	75%	987,685	181%	184,766	64%

Gross Profit	212,492	15%	329,834	25%	(444,415)	(82)%	106,016	36%

Other Income (Expense)	(856,406)	(62)%	21,051	2%	(479,316)	(88)%	10,442	4%

Operating expenses	2,690,858	195%	1,113,481	85%	529,801	96%	511,419	176%

Income before income tax	(3,334,769)	(242)%	(762,596)	(58)%	(1,453,532)	(268)%	(394,961)	(136)%

Income tax expenses	0	0	0	0	0	0	0	0

Net Income	($3,334,769)	(242)%	($762,596)	(58)%	($1,453,532)	(268)%	($394,961)	(136)%

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

REVENUE. Revenue was $1,379,813 in the nine months ended March 31, 2007 compared to $1,305,537 in the nine months ended March 31, 2006. The increase in revenue in the nine-month period is primarily attributable to an increase in export sales to the United States of $219,880 (701%), an increase in our retail sales of $73,314 (229%), an increase in our sales of grapes of $479,299 (100%) and a decrease in our contract winemaking fees of $708,334 (98%) in the nine months ended March 31, 2007 compared to the same period in the previous year.

COST OF REVENUE. Cost of revenue was $1,167,321 in the nine months ended March 31, 2007 compared to $975,703 in the nine months ended March 31, 2006. As a percentage of revenue, cost of revenue was 85% in the nine months ended March 31, 2007 compared to 75% in the nine months ended March 31, 2006. This increase in cost of revenue was attributable to the decision to sell the majority of the crop from our Wirrilla vineyard to a major Australian winemaking company versus making our own vintage. The crop was sold at a loss of approximately $391,276.

OTHER INCOME (EXPENSE). Other income (expense) was ($856,403) in the nine months ended March 31, 2007 compared to $21,051 in the nine months ended March 31, 2006. The increase was attributable to an increase in interest expense of $290,228, which is a result of: (1) our assumption of an interest bearing loan following the asset purchase agreement with Delta Dawn, as Trustee for the Yarraman Road Trust on December 22, 2005 and (2) imputed interest on interest free loans from related parties. Also during the nine months ended March 31, 2007 we incurred $312,009 in expenses associated with the possible acquisition of Evans & Tate, Ltd. These amounts are expensed in accordance with accounting guidelines. As a percentage of revenue, other expense increased to 62% in the nine months ended March 31, 2007 from other income of 2% in the nine months ended March 31, 2006. This increase was due to the reasons discussed above.

OPERATNG EXPENSES. Operating expenses were $2,690,858 in the nine months ended March 31, 2007 compared to $1,113,481 in the nine months ended March 31, 2006, an increase of $1,577,377. This increase was primarily attributable to an increase in selling, general and administrative expenses of $757,468 related to the following: lease expense of $200,458 relating to a lease paid to Delta Dawn, as trustee for the Yarraman Road Trust for use of the Wirrilla vineyard entered into on January 1, 2006, an increase of $112,735 in depreciation and amortization expense associated with fixed assets acquired from the asset purchase agreement with Delta Dawn, as trustee for the Yarraman Road Trust in December 2005 and an increase of $125,084 in discount and commission expense.

In addition, we incurred the following expenses during the nine months ended March 31, 2007 that we did not have in the same period ending March 31, 2006:

Inventory Reserve. During the nine months ended March 31, 2007 we recorded a reserve of $192,753 against our inventory for slow moving or obsolete items to adequately account for current market conditions.

Vineyard Costs.  We made a decision not to use any grape crop from our vineyards during 2007 to make our own vintage. We sold some of the grapes to a major Australian winemaker and recorded related expenses to this sale as a cost of sales, as described above. The remaining costs associated with our vineyards, which are usually capitalized as part of our inventory, have been expensed. These costs amounted to $392,656 through March 31, 2007.

Consulting Expense.  We recorded an expense to reflect the cost of shares to be issued to one of our consultants upon achievement of agreed milestones in relation to their agreement. As of March 31, 2007 the consultants had completed two parts of its contract and we therefore recorded an expense of $234,500, including monthly fees.

NET INCOME (LOSS). Our net loss before income tax was $(3,334,769) in the nine months ended March 31, 2007 compared to a net loss of $(762,596) in the three months ended March 31, 2006. This increase in loss was attributable to the increase in our cost of revenue an increase in selling, general and administrative expenses related to our proposed merger, vineyard costs and inventory reserves and interest on new debt that did not occur in the nine months ended March 31, 2006.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUE. Revenue was $543,270 in the three months ended March 31, 2007 compared to $290,782 in the three months ended March 31, 2006. The increase in revenue of $252,488 in the three-month period is primarily attributable to the decision to sell the majority of crop from the Wirrilla vineyard to a major Australian winemaking company for $359,474. There was a decrease in export sales of $17,087 in the three months ended March 31, 2007 compared to the same period in the previous year. Domestic sales also decreased by $114,831 for the three month period in the current year.

COST OF REVENUE. Cost of revenue was $987,685 in the three months ended March 31, 2007 compared to $184,766 in the three months ended March 31, 2006. As a percentage of revenue, cost of revenue was 181% in the three months ended March 31, 2007 compared to 64% in the three months ended March 31, 2006. The increase in the cost of revenue is attributable our decision to sell part of our grape crop to a major Australian winemaking company versus making a vintage in 2007. We sold the grapes for $359,474, however they had a cost basis of $750,750 which was included in our cost of revenue.

OTHER INCOME (EXPENSE). Other income (expense) was ($479,316) in the three months ended March 31, 2007 compared to $10,442 in the three months ended March 31, 2006. The increase was attributable due to a gain on settlement of debt of $152,081 that occurred in the three months ended 31 March 2006, that did not occur in the three months ended 31 March 2007 and merger and acquisition costs we incurred of $312,009 associated with the possible acquisition of Evans & Tate, Ltd. These amounts are expensed in accordance with accounting guidelines. As a percentage of revenue, other expense increased to (88) % in the three months ended March 31, 2007 from other income of 4% in the three months ended March 31, 2006. This increase was due to the reasons discussed above.

OPERATING EXPENSES. Operating expenses were $529,801 in the three months ended March 31, 2007 compared to $511,419 in the three months ended March 31, 2006, an increase of $18,382. This increase was primarily attributable to an increase of $301,483 in vineyard costs and consulting expense as detailed below. We also had decreases in the following items during the period: export development and administration expenses of $40,752, wages of $32,221, depreciation expense of $43,123, advertising and promotion of $27,115 and freight expense of $16,994. As a percentage of revenue, operating expenses decreased to 96% in the three months ended March 31, 2007 from 179% in the three months ended March 31, 2006.

Vineyard Costs.  We made a decision not to use any grape crop from our vineyards during 2007 to make our own vintage. We sold some of the grapes to a major Australian winemaker and recorded related expenses to this sale as a cost of sales, as described above. The remaining costs associated with our vineyards, which are usually capitalized as part of our inventory, have been expensed. These costs amounted to $184,483through March 31, 2007.

Consulting Expense.  We recorded an expense to reflect the cost of shares to be issued to one of our consultants upon achievement of agreed milestones in relation to their agreement. As of March 31, 2007 the consultants had completed two parts of their contract and we therefore recorded an expense of $117,000.

NET INCOME (LOSS). Our net loss before income tax was $(1,453,532) in the three months ended March 31, 2007 compared to a net loss of $(394,961) in the three months ended March 31, 2006. This increase in loss was attributable to the decrease in our revenue, an increase in selling, general and administrative expenses attributable to increased depreciation and lease expense, expensing merger and acquisition costs, accrual of consulting expenses, expensing vineyard costs and an increase in our interest expense relating to new debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had $32,016 of cash and cash equivalents and $2,181,192 of working capital as compared to $105,355 and $4,856,190, respectively, at March 31, 2006.

On December 21, 2005, we entered into a long term loan with Delta Dawn, as Trustee for the Yarraman Road Trust with an initial principal balance of $1,613,491. According to the repayment terms, 50% of the loan balance is first due after the first 25 months and the remaining balance is otherwise payable for 36 equal monthly installments thereafter. After the 36 months, the entire remaining balance becomes due and payable immediately.

An additional loan agreement was also signed on May 1, 2006 with Delta Dawn, with a principal amount of $727,182. This loan was provided to assist with our working capital requirements due to the low level of sales revenue generated during the period. On May 25, 2006, Delta Dawn loaned us an additional $12,120 to be paid according to the terms of the May 1, 2006 loan.

In August 2006, we entered into a bridge loan with a related party Whinners Pty Limited, for an amount of $403,990 at an interest rate of 8.75%. During the period October 2006 to March 2007 we borrowed an additional $444,389 from this entity at the same interest rate of 8.75%. The repayment terms of the entire amount has been extended until such time as bridge financing related to a proposed merger has been received.

Management has been exploring options to refinance its long term loan from Provident Bank, currently with an outstanding balance of $4,539,249. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

Management has also negotiated an assignment of debt facility with a related party to provide ongoing working capital in exchange for the transfer of certain accounts receivable due to us. This facility first became available in February 2007 and the initial amount available under such facility is AUD 500,000 and increased based on an assignment of our outstanding accounts receivable. As of May 31, 2007, the principal amount of AUD 516,500 had been advanced by this related party and we are required to pay AUD 23,400 if all outstanding receivables are collected by June 30, 2007. A copy of the agreement is filed as Exhibit 10.1 hereto.

On December 21, 2006, we submitted an offer to merge by scheme of arrangement with Evans & Tate, Ltd., a company publicly traded in Australia. The terms of the offer included a combination of issuance of our company stock and issuance of convertible notes. On February 14, 2007 , we submitted a revised offer which was offer was conditionally accepted pending the results of due diligence by Evans & Tate, Ltd. Our revised offer was rejected on March 16, 2007.

Related to this proposed merger, we have incurred $312,009 of expenses as of March 31, 2007.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Effective April 27, 2007, Mr. John Wells resigned as the Chief Financial Officer and Secretary of Yarraman Winery, Inc. (the "Company").

There were no disagreements between Mr. Wells and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in his resignation. The Board of Directors of the Company is currently considering people to appoint as a Chief Financial Officer and Secretary to fill the vacancy.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Assignment of Debts Agreement dated February 2007 between Yarraman Estate Pty Limited and Whinners Pty Limited
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YARRAMAN WINERY, INC.

Date: June 25, 2007	By:	/s/ Wayne Rockall
Wayne Rockall Chief Executive Officer