Form 10KSB
period 2007-06-30
YARRAMAN WINERY, INC.
filed 2008-10-07
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
☒	THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 30, 2007

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File No. 000-28865

YARRAMAN WINERY, INC.
(Name of small business issuer in its charter)

Nevada	88-0373061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 YARRAMAN ROAD, WYBONG UPPER HUNTER VALLEY NEW SOUTH WALES, AUSTRALIA	2333
(Address of principal executive offices)	(Zip Code)
(61) 2 6547-8118
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: $0.001 Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the issuer’s revenues for the June 30, 2007 fiscal year: $2,012,445.

As of September 26, 2008, there were 38,000,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding. Of these, 10,479,400 shares are held by non-affiliates of the issuer. The market value of securities held by non-affiliates is approximately $15,719,100 based on the closing price of $1.50 for the issuer’s common stock on September 26, 2008.

Traditional Small Business Disclosure Format (check one): Yes ☐ No☒.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis and Results of Operations.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

• The risks associated with the production and sale of wines;
• Our ability to raise capital to fund capital expenditures;
• Grape and other fruit price volatility;
• Our ability to find and retain skilled personnel;
• Regulatory developments; and
• General economic conditions.

All references in this Form 10-KSB to the “Company,” “Yarraman,” “we,” “us” or “our” are to Yarraman Winery, Inc. and its subsidiary, Yarraman Estate Pty Limited.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated as a Nevada corporation on December 6, 1996 under the name Dazzling Investments, Inc. From January 1, 1997 until December 22, 2005, we were in the developmental stage and had no operations. On October 7, 2005, we caused to be formed a corporation under the laws of the State of Nevada called Yarraman Winery, Inc. and acquired one hundred shares of its common stock for cash. As such, Yarraman Winery, Inc. (“Merger Sub”) became our wholly-owned subsidiary. On December 6, 2005, Merger Sub was merged with and into us. As a result of the merger, our corporate name was changed to “Yarraman Winery, Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger the separate existence of Merger Sub ceased. We were the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

On December 22, 2005, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Yarraman Estate Pty Ltd (“Yarraman Australia”), the shareholders of Yarraman Australia, Delta Dawn Pty Limited, as trustee of the Yarraman Road Trust (the “Trustee” or “Delta Dawn”) and our shareholders, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 shares of our common stock (the “Shares”) to the Trustee. Yarraman Australia became our wholly-owned subsidiary and, upon the issuance of the Shares, the Trustee owned 60% of our issued and outstanding common stock. Through our wholly-owned subsidiary, Yarraman Australia, we operate our primary business, which consists of the operation of vineyards and wine production in Australia and distribution of our wine products in Australia, United States, Canada, New Zealand, Hong Kong and throughout Europe.

Overview

We produce and sell premium (up to US$14), super-premium (up to US$20) and ultra-premium (over US$20) wines. Our wines are made at our winery in New South Wales, Australia, where grapes are crushed, fermented and made into wine or blended with wines purchased from other vineyards for production of varietals. Wines are sold both in Australia and internationally, principally under our “Yarraman” label. The vineyards from which we produce our wines are located on land in two regions in the State of New South Wales, Australia - the Upper Hunter Valley and Gundagai.

Opened in 1967 on the Upper Hunter Wybong property, our winery currently has a 2,300 ton processing facility with the capacity to yield 160,000 cases. The winery utilizes current technology in its harvesting, production and packaging of its products. Over US$10 million has been spent since 1994 on capital improvements to the winery and vineyard.

The Wirrilla Vineyard is located over two blocks of land comprising the Wirrilla Homestead and Wirrilla Point Block, with 470 acres under vines. The Wirrilla Vineyard produces wines including Sauvignon Blanc, Semillon, Verdelho, Chardonnay, Merlot, Cabernet Sauvignon and Shiraz. The wines produced from this vineyard are used in our premium range of wines.

Product Overview

We offer a variety of wine for sale to retail customers. Our product line consists of:

Classic Hunter

Under the Classic Hunter label, we produce and sell the following wines in 750ml bottles: Shiraz, Chardonnay, Merlot and Semillon. The Shiraz is our largest selling varietal in this range and has become the product most associated with the “Yarraman Classic Hunter” label. The wines sell for approximately US$23 per bottle.

These wines have received numerous awards and medals in the last three years from international and Australian wine shows including the International Wine and Food Society, the Hunter Valley Show, the Royal Adelaide Show, the Sydney Royal Wine Show and the Melbourne Wine Show.

Black Cypress

Under the Black Cypress label, we currently produce and sell the following types of wines in 750ml bottles: Shiraz, Cabernet Merlot, Shiraz Rose, Chardonnay, Verdelho, Gewurztraminer and Chambourcin. The wines sell for approximately US$16 per bottle.

These wines have received numerous awards and medals in the last four years from international and Australian wine shows including New World Wine Awards (NZ), the Winestate Shiraz Challenge, the International Food and Wine Society, the Hunter Valley Show, the Royal Adelaide Show, the Sydney Royal Wine Show and the Melbourne Wine Show.

Red Horse Range

In May 2006, we exported our first shipment of wines to our new distributor, Robert Whale Selections, in the United States. This range of wines comprises Shiraz Cabernet, Caberenet Merlot, Chardonnay and Semillon Verdelho and retail for approximately US$13 per bottle.

Banjo Collection

Under the Banjo Collection label, we produce and sell the following types of wines in 750ml bottles: Cabernet Merlot, Chardonnay Semillon and Shiraz Merlot. The suggested retail price for these wines is approximately US$12. The Cabernet Merlot is the Banjo range’s largest selling variety and has become the product most associated with the “Yarraman” label in the Banjo range.

The Banjo Collection is an “export only” range that combines fruit sourced from our vineyards in the Upper Hunter Valley and Gundagai regions. These wines have received numerous awards since release in 2003 in the Sydney International Wine Competition, the International Wine and Food Society and the New World Wine Awards (NZ).

The Bolter

The Bolter collection is a range of wines which was released in November 2005 targeting domestic and international markets. These wines are currently distributed by a broad range of liquor retailers in Australia. The suggested retail price for these wines is approximately US$10. During the year ended June 30, 2008 we shipped approximately 25,000 cases.

The Bolter/Red Horse range sells the following types of wines in 750 ml bottles: Shiraz, Cabernet Merlot, Semillon Sauvignon Blanc, Verdelho, Chardonnay, Semillon Verdelho, and Shiraz Cabernet.

Yarraman Race Club

Following the successful launch of the “Red Horse” range in the USA, Yarraman has recently released a similar series of wines in the Australian market. This range of wines has been releasesd in conjunction with a promotional offer whereby consumers who purchase a dozen of these wines become members of the Yarraman Race Club, and receive ownership shares in four Thoroughbred Race Horses. Members of the Yarraman Race Club receive many benefits, including a proportional share of the prize money won by the horses and invitations to attend race meetings when the horses are running.

The Market

Overview

The Australian Bureau of Statistics (ABS) reported that 1.37 million tons of grapes were harvested for winemaking purposes in 2007. This was a decrease of 23.1% from the 2006 harvest. The reasons behind the reduced harvest are primarily the continuing drought and scarcity of irrigation water, plus the affects of frost and bushfires in some areas. ABS has estimated that there were 173,776 hectares cultivated for wine, drying and table grapes in 2007, an increase of 4.3% over 2005.

Domestic Wine Sales

Data published by the Australian Wine & Brandy Corporation (AWBC) shows that Australian wine accounted for 91% of domestic wine sales in Australia for 2007. Domestic sales of Australian wine increased to 439 million litres - a rise of slightly more than 1% compared to 2006. Red wine accounted for 36.9% of domestic sales, white wine accounted for 47.7%, the balance made up of sparkling and fortified wines. Yarraman Australia’s sales account for less than 1% of the domestic market.

We utilize a system of self distribution, employing three full-time sales representatives. To augment this, in 2006 we engaged a distributor to distribute our wines nationally to restaurant and wholesale accounts in Australia. We have a central distribution depot in Sydney which services same or next day delivery in Sydney and New South Wales. We believe the program of self-representation is generating a strong presence in the New South Wales market with approximately US$731,209 in domestic sales during the 2007 fiscal year, a 35.9% increase from the prior period due to new restaurant, retail and wholesale accounts that were established.

In addition, we market and sell our wines through retail outlets in New South Wales, through mailing lists, and through distributors and wine brokers who sell in specific targeted areas outside of the state of New South Wales. As we have increased production volumes and achieved wider brand recognition, sales to other domestic markets have increased both in terms of absolute dollars and as a percentage of our total Company sales.

In connection with our transition to a national network of affiliated wholesalers, we have entered into agreements with wholesalers (including Independent Liquor Group, Australian Liquor Marketers and Hotel Liquor Wholesalers) under which our products are distributed in certain states.

Export Wine Sales

In 2007 Australian wine exports grew to 785 million litres. The average price per litre increased 3% to US$3.25, the first time in five years that the average price for Australian wine exports has increased. The overall dollar value of these exports grew by 6.4% to US$2.55 billion. The United Kingdom remains the largest overseas market at 290 million litres (36.9%) , however the average value per litre is well below the overall average, at US$2.88. The United States is the second largest overseas market at 204 million litres (25.9%). The average value per litre in this market is well above the overall average, at $3.81 per litre. Yarraman Australia ships approximately 7,500 cases per year to the United States market and approximately 250 cases per year to the United Kingdom.

During 2003, the Australian dollar began to strengthen against the US Dollar, the Euro and the Pound Sterling. As a result, we saw a decline in revenue per liter (in Australian dollar terms) for sales in those export markets. Despite this, the increase in international red wine sales including sales to the United States continue to be major drivers of growth for Australian wineries. Red wine continues to have a higher margin of sales over white wine comprising 50% of the total Australian wine exports. The United States has had the strongest export growth for all Australian wines. However, the United Kingdom, which consists of 41% of the total market, remains Australia’s largest overseas market by volume. Despite the disparity in size, the United States market supports higher sales margins per gallon and correspondingly was the largest market by value. Currently, the Company ships approximately 7500 cases per year to the United States, less than 1% of the total market.

With continuing investment and development in our brands, we plan to capitalize on consumer demand in our primary export markets of the United States, Canada, United Kingdom, Ireland and Asia. We have also explored certain parts of Central Europe and China as being areas in which, with carefully selected chosen partners, it can develop branded and non-branded wine distribution.

Our wines are distributed by independent companies in the following countries:

sAustralia	sCanada	sChina
sUSA	sPoland	s Japan
sDenmark	sSingapore	s Vietnam
sSwitzerland	sGermany
sHong Kong	sUnited Kingdom
sIreland	sMalaysia

We export approximately 41% of our annual volume production The grape production for a particular year will be reflected in sales revenue in approximately two years due to the fact that we record product from upon bottling and sales following the ageing time necessary in winemaking.

We appoint agents or distributors in export markets to facilitate importation of wines to the desired markets. Agents or distributors provide sales representation and facilitate or directly distribute wines within their designated regions.

All markets, with the exception of Canada, purchase “Yarraman” branded wines in Australian dollars with shipping from Australia paid for by and at the risk of the purchaser. These wines are then sold wholesale. Singapore and Hong Kong distributors also engage in retail sales.

Our Canadian distributor acts as a commissioned agent facilitating the importation wines into the Canadian provinces and provides sales representation in government controlled and privatized markets. Exports to Canada are also shipped from Australia at the purchaser’s risk and cost, although such sales are made in Canadian dollars.

Seasonal and Quarterly Results

We have historically experienced and expect to continue experiencing seasonal fluctuations in our revenues and net income. Sales volumes increase progressively beginning in the fourth quarter through to the second quarter with declines in the first six weeks of the third quarter for the domestic market. In the export market we have traditionally seen increases in orders in the third quarter progressively increasing to the second quarter of the following financial year due to substantial lead times to meet seasonal sales requirements.

Recent Developments

As of June 30, 2007, our winery had 1.5 million liters of wine in tank and barrel. Both our 2005 and 2006 vintages produced good quality wines, despite extreme heat conditions with a protracted period of above average temperatures during the 2006 harvest period, that met both our domestic and export market expectations into 2007. As a result we elected not to crop our vineyards in 2007. This enabled us to reduce inventory of both packaged and bulk wines during the year ended June 30, 2007 and will enable us to similarly reduce inventory during the fiscal year ending June 30, 2008. While we intend to expand our export markets particularly into Asia any shortages of varietals can be sourced competitively on the bulk wine market in Australia.

The quality of our wines continued to attract national attention including recommendations from the Wine State Magazine and Kemeny’s, a major Sydney based retailer. We have continued to achieve further recognition of our wines by winning 8 medals including a gold for our Black Cypress Shiraz at the prestigious Hunter Valley Wine Show held in August 2006.

On September 1, 2006, Andrew Lyon resigned as our Chief Executive Officer and President, and we appointed Wayne Rockall as our Chief Executive Officer. . On September 20, 2007 Wayne Rockall resigned. On September 25, 2008 Ian Long was appointed Chief Executive Officer and President.

On April 27, 2007 John Wells resigned as our Chief Financial Officer and Secretary. On May 18, 2007 Mark Valencic was appointed as Secretary and on October 1, 2007 Raymond Brien was appointed as Chief Financial Officer. On September 20, 2007 Mark Valencic resigned as Secretary and Lawrence Lichter was appointed as Secretary. On June 30, 2008 Raymond Brien resigned as Chief Financial Officer. On September 25, 2008 Lawrence Lichter was appointed Chief Financial Officer.

On April 2, 2007 John J. Moroney resigned as a Director and on September 20, 2007 Brian Johnson and Frank Starr resigned as Directors. On May 1, 2008 Gary Blom was appointed to the Board of Directors and William Middleton resigned from the Board. On June 24, 2008 Ian Long was appointed to the Board of Directors. None of the foregoing resignations are the result of any disagreements between us and the resigning person on any matters related to our operations, policies or practices.

On December 21, 2006 we submitted an offer to merge by scheme of arrangement with Evans & Tate, Ltd., a company publicly traded in Australia. The terms of the offer included a combination of issuance of shares of our common stock and issuance of convertible notes. On February 14, 2007, we submitted a revised offer, which offer was conditionally accepted pending the results of due diligence by Evans & Tate, Ltd. Our revised offer was rejected on March 16, 2007. In connection with this transaction we entered into a Conditional Sale Deed to purchase 18,387,998 shares of Evans & Tate, Ltd. stock from a third party. Upon rejection of our offer by Evans & Tate, Ltd., the Conditional Sale Deed was terminated. Related to this acquisition we incurred $312,009 of expenses as of June 30, 2007.

Research and Development

Our research and development focuses on the following four areas:

Fermentation

We engage in research and development in a number of areas, including implementing fermentation practices using yeast strains specific for different varieties of wine. We have completed extensive research and development with micro-oxygenation of wines. This system ultimately enables the acceleration of red wine production, achieving premium wine styles within a shorter time frame. Management believes that this technology will enable our red wine to ship to the market sooner.

Barrels and Oak Alternatives

All of our French and American oak barrels are custom made by a select group of cooperages to match the exact requirements for our wine styles. These barrels provide oak characters to our products and integrate the oak characters into its super and ultra-premium wines. In addition, after successfully completing extensive trials with oak alternatives, we have implemented these practices in our wine making process for premium wines.

Viticulture

Viticulture practices are constantly being reviewed at both vineyards. We implement “Bio-Dynamic” sustainable farming practices which results in less use of chemicals, fungicides, herbicides and pesticides while enhancing grape quality and yields.

During the years ended June 30, 2007 and 2006 we did not incur any research and development expenses.

Customers

For the years ended June 30, 2007 and 2006 the Company’s largest customer accounted for 12% and 28% of sales, respectively. There was no receivable from the customer as of June 30, 2007.

Suppliers

We use materials and supplies, such as glass bottles, closures, labels, boxes and chemicals, that we currently obtain from a number of long standing suppliers. The supplies are purchased for specific needs and there are no long-term supplier agreements. Management monitors supply costs to maintain cost effectiveness. Bottling of the wines is performed by a third party in the town of Pokolbin that management believes offers product quality and prompt service, thus minimizing holding times for finished goods as we use just-in-time bottling and packaging for premium wine exports.

Competition

The 2008 Australian Wine Industry Directory lists 1,165 wine producers that export wine, more than half of all producers. Fosters Group and Hardy Wine Company (Constellation) account for 49% of all exports by volume, while the top 20 exporters account for 91%. The remaining 1,145 exporters compete for 9% of the export volume. The Australian wine industry is highly competitive, with all regions of Australia having producers of Premium, Super Premium and Ultra Premium wines that will compete with the Company’s own products. Wine production in Australia is dominated by large wineries that have significantly greater financial, production, distribution and marketing resources than the Company. Management believes that the principal competitive factor in the Premium, Super Premium and Ultra Premium markets are product quality, price and label recognition. We have received positive reviews of our wines and believe our prices are competitive with other producers. Increasingly, the competiton is also coming from other wine producing countries. Wine imports into Australia grew by 40.7% in volume, to 34.2 million litres during 2007.

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

Management believes that the principal competitive factors in the premium, super premium, and ultra premium segment of the wine industry are product quality, price, label recognition, and product supply. Management believes that its forecasted production level of 230,000 gallons (160,000 cases) per year, based on the grape supply from the harvest in 2006 will give it competitive advantages over other Hunter Valley wineries in areas such as marketing, distribution arrangements and grape purchasing. The current production level of many Hunter Valley wineries is generally smaller than our projected production level. Management believes that we compete favorably with respect to each of these factors. We have received positive reviews of our wines and believe our prices are competitive with other Hunter Valley and Australian wineries.

Larger scale production is necessary to satisfy retailers’ and on-premise demand. Management believes that its current level of production is adequate to meet that demand through June 2009. The current production level of many Hunter Valley wineries is smaller than the production level of the Company’s winery.

Note Sales

On December 22, 2005, we entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). Principal was payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity. Pursuant to the Purchase Agreement, we granted the Investors rights of first refusal on financings we may do in the future. The principal balance of the notes was collected as of December 31, 2006. Interest receivable amounting $36,851 is due on this Note as of June 30, 2007 and has been classified as other receivable in our accompanying financial statements. In connection with the Share Sale, we issued 1,250,000 shares of common stock to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

Charter Amendment

On February 3, 2006, our Board of Directors and the holders of a majority of our outstanding common stock voted to increase the number of our authorized shares of capital stock. Pursuant to this authorization, on or about March 17, 2006, we increased the number of authorized shares of our capital stock to 100,000,000 shares, of which ninety million (90,000,000) shares are common stock, par value of $0.001, and ten million (10,000,000) shares are Preferred Stock, par value of $0.001, which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders.

Loans

On December 21, 2005 we entered into a loan agreement with Provident Capital (Provident), a financial institution located in Australia. The amount of the loan was $4,071,000 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if we are late in our payments. The principal balance was due and payable on December 31, 2007 but has been extended to December 31, 2008. The loan is secured by certain of our property, plant and equipment and is guaranteed by the Trust. As of June 30, 2007, the loan balance was $4,818,008 inclusive of accrued and unpaid interest.

On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Yarraman Road Trust (Trust), the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan was $1,695,006 as of June 30, 2007. This loan advance is non-interest bearing. The loan is secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $847,503, is to be repaid in thirty-six monthly installments and was scheduled to commence on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $847,503 is due and payable. The initial repayment date of February 2008 was extended to June 30, 2008. On June 30, 2008 the Trust agreed to convert this loan into equity and received approximately 4,516,900 shares of common stock.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $763,920. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On June 30, 2008 the Trust agreed to convert this loan into equity and received approximately 2,042,600 shares of common stock.

On May 25, 2006 the Trust extended to Yarraman Australia an additional $12,732, to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

As of June 30, 2007 the Company is indebted to Whinners Pty., Ltd., owned by Geoffrey White, one of the unit holders of the Company’s majority shareholder for $2,905,987, including accrued interest of $94,179. Whinners Pty., Ltd. has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum. On July 1, 2007 these advances and loans, including additional loans and advances made subsequent to June 30, 2007, were restructured into one loan agreement for approximately $3,289,000. This new loan includes approximately $689,000 related to a sale of wine by Whinners Pty., Ltd. to the Company. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from Provident, such loan totaling $4,818,008 as of June 30, 2007. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 Whinners Pty., Ltd. agreed to convert approximately $2,037,000 of this debt into equity and received 5,440,476 shares of common stock.

Regulatory Matters

In nearly all the countries that we market our wines, such as the United States, United Kingdom and Canada, there are statutory authorities which exercise varying degrees of market regulation. Management believes that we are substantially in compliance with all regulations.

Australian Regulatory Board

We quality control and distribution is regulated by the Australian Wine and Brandy Corporation. The Australian Wine and Brandy Corporation is the Australian Government authority responsible for the promotion and regulation of the Australian wine and brandy industry and the provision of wine sector information to wineries throughout Australia. It provides the regulatory role in quality control and its goal is to maintain the integrity of wines originating from Australian vineyards. It also has a role of providing industry-wide knowledge through published literature and market development. Our business has been regulated by the Australian Wine and Brandy Corporation since our formation.

Trademarks and Intellectual Property

All trademarks and intellectual property are licensed to us by Delta Dawn Pty Ltd. Delta Dawn advises that its material trademarks and intellectual property are protected in all material respects by the law of the governments which regulate the markets in which they are used.

Environmental Matters

We believe that our operations are in substantial compliance with all applicable environmental requirements of Australia. With regard to its control of production and waste management, management believes we operate within all international standards.

Insurance

We maintain liability insurance which, in the view of management, is adequate protection for any damages arising out of our activities. The amount of the liability insurance coverage is approximately $10.25 million for industrial special risk coverage, approximately $8.5 million for general liability coverage and $8.5 million for Directors and Officers liability insurance. The insurance is provided by outside insurance companies. Insurance is provided for physical loss or damage to assets owned by the Company, for business interruption and equipment breakdown, for loss due to employee fraud, computer crime, legal liability and directors’ and officers’ liability.

Consulting Agreements

On February 24, 2006 we entered into a consulting agreement with Madison One Group, Ltd.(“ Madison One”), a strategic planning consulting firm to assist us to identify potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation, we agreed to pay the firm a monthly, nonrefundable, fee of $6,500. The original term of the contract was from March 1, 2006 until July 1, 2006, but it was continued past that date on a month-to-month basis. This agreement was terminated in April 2007.

On January 1, 2006 we entered into a consulting agreement with the Trust to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in us is reduced to less than 15%. Thereunder, we are paying the Trust an annual fee of approximately $82,100. This agreement was terminated as of June 30, 2008.

Employees

As of June 30, 2007, we had seven full-time employees and four part-time employees. During May to July we employ additional part-time, seasonal employees for vine pruning. There are also additional seasonal employees used during harvest in the winery. None of the employees are members of a union or labor organization. None of the employees have entered into employment contracts with Yarraman, Yarraman Australia or any affiliate of the entities.

In addition to our employees, we have appointed the following vineyard, winery and management team members.

Winemaker

Ian Long, Chief Winemaker and Chief Executive Officer. Mr. Long has over 20 years experience in winemaking and wine business management, including 10 years as Senior Winemaker at Rosemount Estate and 5 years as Group Operations Winemaker for Southcorp Wines. In the role at Southcorp Mr. Long was responsible for production optimization across the Southcorp Group of eleven company wineries and six contract processors, being accountable for developing the overall vision for winemaking facilities and the transition plan to achieve this vision. The Southcorp Group produced brands such as Penfolds, Lindemans, Rosemount, Seppelt & Wynns.

Significant Subsidiaries

Our only subsidiary is Yarraman Australia.

ITEM 2. DESCRIPTION OF PROPERTY

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

We have entered into a lease to use the “Wirrilla Vineyard,” located in the Gundagai region, which totals 1,312 acres located in a newly developed wine region in the southwest slopes of New South Wales. The lease is with Delta Dawn to whom we pay a monthly fee of approximately US$36,000 (AU$43,750) and have all rights to develop the land and utilize all fruit produced on the land. The lease expired June 30, 2006 and management entered into an extension of the lease with Delta Dawn Pty Limited during the second six months of 2006 on the same terms and conditions. Subsequently this lease was not renewed and was terminated on May 31, 2007.

The Company’s executive offices and administrative offices are located on the Wybong property at the vineyard.

ITEM 3. LEGAL PROCEEDINGS

We have entered into arbitration regarding one of our grape processing arrangements. A dispute has arisen regarding charges that were invoiced related to the storage of wine processed under the arrangement. The total amount in dispute is $225,000 AUD, which is approximately $165,000 USD. This amount has been recorded in our income during the fiscal years ended June 30, 2006 and 2005.  The dispute was resolved amicably subsequent to June 30, 2007 with no charge to the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Quarter Ending:	High	Low

2006
March 31, 2006	$2.00	$1.00
June 30, 2006	$2.35	$2.35
September 30, 2006	$2.35	$2.35
December 31, 2006	$2.35	$2.35

2007
March 31, 2007	$2.35	$2.35
June 30, 2007	$2.35	$2.35
September 30, 2007	$2.35	$2.35
December 31, 2007	$2.35	$2.35

2008
March 31, 2008	$2.35	$2.35
June 30, 2008	$1.50	$1.50

As of June 30, 2008 there were 53 shareholders of record.

We have not paid any stock dividends and cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

Recent Sales of Unregistered Securities

We issued no securities during the fiscal year ended June 30, 2007.

On October 23, 2006 the Company entered into a consulting agreement with Warrick Duthy Consulting (Warrick), in Australia, for services in recruiting certain consultants and Board members for us, for services in assisting the Company in establishing international distribution arrangements, and for services with a potential business merger.  Certain milestones were set in the contract.  Upon completion of each milestone an agreement was made for payment to the consultant in shares of the Company stock as follows:

            Milestone 1 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
            Milestone 2 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
            Milestone 3 - 100,000 shares of stock, or $200,000 in shares, whichever is greater

As of June 30, 2007 Milestone 1 was completed and the Company has recorded in its financial statements the related shares to be issued as stated above. In April 2007 the agreement with Warrick was terminated and Milestones 2 and 3 were never reached.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Overview

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 2007 and 2006, we incurred losses of $4,452,780 and $1,234,667, respectively. In addition, we have suffered recurring losses from operations, cash deficiencies and the inability to meet our maturing obligations without borrowing from related parties and selling shares of our stock. These issues raise substantial concern about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. As of June 30, 2008 we were able to convert approximately $4,500,000 of debt into equity by issuing shares of our common stock.

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

On December 22, 2005, we entered into a Share Exchange Agreement with Yarraman Estate Pty Limited, a privately owned Australian company (“Yarraman Australia”), the beneficial owners of all of Yarraman Australia’s shares, and Delta Dawn Pty Limited as trustee of the Yarraman Road Trust (“Delta Dawn”), the nominal holder of such shares, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 shares of our common stock to Delta Dawn for the benefit of such beneficial owners, which were subsequently distributed to each such owner.

As a result of the share exchange, Yarraman Australia became our wholly-owned subsidiary and Delta Dawn acquired approximately 60% of our issued and outstanding stock. Contemporaneously, Yarraman Australia purchased certain assets relating to the Yarraman winery operations from Delta Dawn. In connection with these transactions, we entered into certain financing arrangements described in this Annual Report and began to operate as a reporting company in the United States.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue. All amounts in the following presentation are in U.S. Dollars unless otherwise indicated.

	Twelve Months ended June 30,
	2007		2006

Revenue	$2,012,445	100%	$1,830,151	100%
Cost of Revenue	$2,997,698	149%	$1,326,478	72%
Gross Profit	$(985,253)	(49)%	$503,673	28%
Other (Income) Expense	$881,799	(44)%	$(193,659)	(11)%
General and administrative expenses	$2,585,728	128%	$1,544,681	84%
Income (loss) before income tax	$(4,452,780)	(221)%	$(1,234,667)	(67)%
Income tax expenses	$0	0%	$0	0%
Net Income (loss)	$(4,452,780)	(221)%	$(1,234,667)	(67)%

Twelve Months Ended June 30, 2007 Compared to Twelve Months Ended June 30, 2006

Revenue. Revenue was $2,012,445 in the twelve months ended June 30, 2007 compared to $1,830,151 in the twelve months ended June 30, 2006. The increase in revenues of $182,294 or approximately 10%, was primarily related to the following items: (1) an increase in our domestic sales of $262,676, (2) a decrease in our contract winemaking and other sales of $218,618, and (3) the effect of fluctuation in the exchange rate between the Australian Dollar and the US Dollar of approximately USD$149,000.

Cost of Revenue. Cost of revenue was $2,997,698 in the twelve months ended June 30, 2007 compared to $1,326,478 in the twelve months ended June 30, 2006, an increase of $1,671,220. As a percentage of revenue, cost of revenue was 149% in the twelve months ended June 30, 2007 compared to 72.4% in the twelve months ended June 30, 2006. The increase in cost of revenue is primarily due to adjustments to the valuation of our inventory of $1,781,599 and the effect of the fluctuation in the exchange rate between the Australian Dollar and the US Dollar of approximately $235,000.

During the subsequent year ending June 30, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. The Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007 and for the year then ended. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at June 30, 2007. The sale in the subsequent year ended June 30, 2008, per management, was to infuse working capital for ongoing operations.

Gross Profit (Loss). Gross loss was $985,253 in the twelve months ended June 30, 2007 compared to gross profit of $503,673 in the twelve months ended June 30, 2006. As a percentage of revenues, gross profit decreased to (49)% in the twelve months ended June 30, 2007 from 28% in the twelve months ended June 30, 2006 for the reasons discussed above.

Other Income (Expense). Other expense was $881,799 in the twelve months ended June 30, 2007 compared to $193,659 in the twelve months ended June 30, 2006. The increase in other expense of $688,140 was primarily attributable to an increase in our interest expense of $624,884. Our interest expense increased substantially due to increased borrowings as described in our financial statements and a full year of amortization of imputed interest on our related party debts which only existed for six months during the year ended June 30, 2006.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $2,585,728 in the twelve months ended June 30, 2007 compared to $1,544,681 in the twelve months ended June 30, 2006. This is an increase of $1,041,047 or approximately 66.4% from the 2006 period to the 2007 period. This increase was primarily attributable to an increase in our expenses related to leasing and operating the Wirrila vineyard of $359,352, an increase in depreciation expense of $127,594 and an expense of $229,481 due to the effect of the fluctuation in the exchange rate between the Australian Dollar and the US Dollar.

As a percentage of revenues, sales, general and administrative expenses increased to approximately 128% in the twelve months ended June 30, 2007 from 84% in the twelve months ended June 30, 2006 due to the reasons as discussed above.

Net Income (Loss). Our net loss was $4,452,780 in the twelve months ended June 30, 2007 compared to a net loss of $1,234,667 in the twelve months ended June 30, 2006. This increase in loss was primarily attributable to an increase in our cost of sales as described above combined with the increase in sales, general and administrative costs and interest expense, also outlined above.

Liquidity and Capital Resources

As of June 30, 2007, we had $150,072 of cash and cash equivalents and $1,067,047 of working capital as compared to $110,438 and $4,537,003, respectively, at June 30, 2006. Cash flow from operations is expected to improve as a result of our cost cutting measures, including the termination of the Wirrilla lease and related operating costs and improved sales. Cash flow from financing activities is expected to improve as the Company converted approximately $4,500,000 of debt into equity by issuing 12,000,000 shares of common stock.

On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan is $1,695,006. This loan advance is non-interest bearing. The loan is secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $847,503, is to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $847,503 is due and payable. The initial repayment date of February 2008 has been extended to June 30, 2008.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $763,920. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $12,732, to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

As of June 30, 2008 loan advances totaling $2,471,658 and the $763,920 loan payable were converted into 6,559,524 shares of the Company common stock.

As the entire above loan advances, totaling $2,471,658 were non-interest bearing, the Company recorded an imputed interest of $871,307 which is recorded as discount on debt and a contribution of capital to the Company. This discount on debt is being amortized over the term that these loan advances are outstanding. During the year ended June 30, 2007, the Company amortized $214,392 of this discount on debt recorded as interest expense. All these loan advances are recorded as long-term debt.

As of June 30, 2007 the Company is indebted to Whinners Pty., Ltd., owned by Geoffrey White, one of the unit holders of the Company’s majority shareholder for $3,289,000. This related party has made various advances, loans and payments on behalf of the Company and has provided necessary cash flow. On July 1, 2007 these advances and loans, including additional loans and advances made subsequent to June 30, 2007, were restructured into one loan agreement for approximately $3,289,000. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from Provident, such loan totaling $4,818,008 as of June 30, 2007. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. As of June 30, 2008 Whinners Pty., Ltd. agreed to convert approximately $2,037,000 of this debt into equity and received 5,440,476 shares of common stock.

Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $4,818,008. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

Management has also been exploring additional investment capital alternatives with professional investment bankers in the United States to raise an additional $3,500,000.

Inflation and Changing Prices

Management believes our operations have not been and, in the foreseeable future, will not be adversely affected by inflation or changing prices.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Risks Factors

In addition to other information in this Annual Report, the following risk factors should be considered in evaluating our business and prospects. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Our business may be adversely affected by competition.

The wine industry is highly competitive. Within the wine industry we believe that our principal competitors include wineries in the Hunter Valley, Victoria and South Australia, which produce premium, super premium and ultra premium wines. Wine production in Australia is dominated by large wineries that have significantly greater financial, production, distribution and marketing resources than us. Currently no Hunter Valley winery dominates the New South Wales wine market. Several Hunter Valley wineries, however, are older and better established and have greater label recognition than we do. We believe that the principal competitive factors in the premium, super premium and ultra premium segment of the wine industry are product quality, price, label recognition and product supply. We believe that we compete favorably with respect to each of these factors; however, larger scale production is necessary to satisfy retailers’ and on premise demand.

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

As directed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. The formal process of evaluating our internal controls over financial reporting, which has required the devotion of substantial financial and personnel resources, is continuing. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines. Due to changes in our personnel over the last fiscal year we were unable to timely file our financial reports. Steps have been taken to rectify this situation.

We are subject to the risks associated with doing business in Australia.

As most of our current operations are conducted in Australia, we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in Australia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Yarraman Estate Pty, Ltd., our wholly-owned subsidiary, is incorporated in Australia. Some of our executive officers and all of our directors are non-residents of the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws in an Australian court against us or any of those persons or to effect service of process upon these persons in the United States.

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

Effects of International Sales.

We intend to continue to market our current and future products in most major world markets. A number of risks are inherent in international transactions. In order for us to market our products in the U.S., Europe, Canada, Asia and certain other foreign jurisdictions, we may have to obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality, distribution and advertising rules and regulations. There can be no assurance that we will be able to obtain or maintain regulatory approvals or clearances in such countries or that we will not be required to incur significant costs in obtaining or maintaining foreign regulatory approvals or clearances.

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

We believe it is imperative to our long term success that we obtain meaningful market share for our products in international markets. Therefore, we must quickly establish recognition of our brands. This will require us to make substantial expenditures on product development, strategic relationships and marketing initiatives in new markets. In addition, we must devote significant resources to ensure that our customers are provided with a high quality product and a high level of customer service. Many of our potential competitors may have substantially greater financial, marketing and other resources and potentially greater access to content and distribution channels than us. We cannot be certain that we will have sufficient resources to achieve the early and widespread brand recognition we believe necessary to realize commercial acceptance of our products.

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

We have a limited operating history.

We have received only modest revenues and may experience many of the problems, delays, expenses and difficulties commonly encountered by smaller companies, many of which are beyond our control. These include, but are not limited to, unanticipated problems related to product development, regulatory compliance, manufacturing, marketing, additional costs and competition, product obsolescence, as well as problems associated with sales or operations in foreign countries. There can be no assurance that we will be able to market its products or that products will meet with customer acceptance or generate any revenue, or that we will ultimately achieve profitability. We have incurred significant development and marketing operating losses to date and there can be no assurance of future revenues or profits.

The success of our plan of operation is uncertain.

Our proposed plan of operation and prospects will be largely dependent upon our ability to successfully attract distributors and build brand awareness with customers. There can be no assurance that we will be able to successfully implement our business plan or that unanticipated expenses, problems, or difficulties will not occur which would result in material delays in its implementation. There are no assurances that we will be able to generate sufficient revenues from sales to distributors to become profitable.

We may rely upon our relationships with distributors, alliance partners and customers.

We believe that to be successful we may need to establish on-going partnership/support relationships with certain customers and distributors. Our reliance on these relationships may involve risks including among other things, the risk of bankruptcy of the partner, the inability of such partner to undertake necessary financial obligations, possible inconsistent business goals or interests or a possible conflict on business decisions or positions.

Enforceability or claims for civil liability is uncertain.

The majority of our officers and directors reside outside the United States. We anticipate that a substantial portion of the assets that may be developed or acquired by us will be located outside the United States and, as a result, it may not be possible for investors to effect service of process within the United States upon our officers or directors, or to enforce against our assets or against such person judgments obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other law.

We may have risks due to our foreign operations and dependence on foreign sales representatives.

As a substantial portion of our operation will be subject to various factors characteristic of conducting business outside the United States, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, export controls or license requirements, political or economic instability, impositions of government controls and other factors, any or all of which could have a material adverse effect on our business. Agreements may also be more difficult to enforce and receivables more difficult to collect through a foreign country’s legal or currency expatriation systems. In addition, the laws of certain countries relating to proprietary rights do not protect our products and intellectual property rights to the same extent as do the laws of the United States and Australia.

We may experience risks relating to our growth and expansion.

Growth of our business may place significant pressures on our management, operation and technical resources. We believe that for competitive reasons, it is important to obtain a customer base as early as possible and accordingly, the failure to expand operations in the early years of our business may hinder or preclude significant future growth. If we are successful in obtaining customers for our products, we may be required to raise substantial additional funds and deliver large volumes of products to our customers on a timely basis at a reasonable cost to us. We may be required to obtain additional financing in order to pursue additional business opportunities. Our success will also depend in part upon our ability to provide customers with timely service and support. We will also be required to develop and improve operational, management and financial systems and control. Failure to manage growth would have a material adverse effect on our business and expenses arising from our activities to increase market penetration and support growth may have a negative impact on operating results.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Kabani & Company, Inc., was our principal independent accountant for the fiscal year ended June 30, 2006. On October 1, 2007, they were dismissed and we engaged Sherb & Co., LLP, as our principal independent accountant for the fiscal year ended June 30, 2007. The dismissal of Kabani & Company, Inc. and appointment of Sherb & Co., LLP was approved by our board of directors.

The report of Kabani & Company, Inc. on our financial statements for the year ended June 30, 2006 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability, in light of our lack of capital and history of significant operating losses, to continue as a going concern.

In connection with the audit for the fiscal year ended June 30, 2006 and during the subsequent interim period through October 1, 2007, there were no disagreements between us and Kabani & Company, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Kabani & Company, Inc. to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of the fiscal year ended June 30, 2006 and during the subsequent interim period through October 1, 2007, Kabani & Company, Inc. did not advise us that:

•	internal controls necessary for us to develop reliable financial statements did not exist;

•
information had come to their attention that led them to no longer be able to rely on our management’s representations or made them unwilling to be associated with the financial statements prepared by our management;

•
there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report; or

•
information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

Prior to the engagement of Sherb & Co., LLP we had no consultations or discussions with Sherb & Co., LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered by them on or financial statements. Further, prior to their engagement, we received no oral or written advice from Sherb & Co., LLP of any kind.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Additionally, there were no changes in our internal control over financial reporting that during the period covered by this Annual Report on Form 10-KSB has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of September 25, 2008 our directors and executive officers are as follows:

Name	Age	Position

William J. Stubbs	67	Director, Chairman
Ian Long	42	Director, Chief Executive Officer, President
Lawrence Lichter	46	Chief Financial Officer, Secretary
Gary Blom	57	Director

William J. Stubbs, Director, Chairman.
William J. Stubbs is currently self-employed as an independent business consultant, his sole occupation since May 31, 2003. Prior to his independent consulting business, Mr. Stubbs served as a consultant to and the Chief Financial Officer of AHF Capital Management Pty Limited from February 2001. From January 31, 1994 through December 15, 2000, Mr. Stubbs served as the Chief Financial Officer for Independent Print Media Group Pty Limited (formerly the Hannan Group), where he was also a member of the audit committee. Mr. Stubbs has experience in tax and finance, as well as a background in accounting. He is a registered tax agent in Australia and is a former fellow of the Institute of Company Directors, a fellow in the Australian Society of Certified Practising Accountants. Mr. Stubbs is also a Justice of the Peace of New South Wales, Australia. Mr. Stubbs holds an accounting degree from the Sydney Technical College in Sydney, Australia which he earned in 1962.

Ian Long, Chief Executive Officer, President and Director.
Ian Long has over 20 years experience in winemaking and wine business management, including 10 years as Senior Winemaker at Rosemount Estate and 5 years as Group Operations Winemaker for Southcorp Wines. In the role at Southcorp Mr. Long was responsible for production optimization across the Southcorp Group of 11 company wineries and 6 contract processors, being accountable for developing the overall vision for winemaking facilities & the transition plan to achieve this vision. The Southcorp Group produced brands such as Penfolds, Lindemans, Rosemount, Seppelt & Wynns. Mr. Long has been a member of the Board of Directors since June 2008 and our Chief Executive officer and President since September 25, 2008.

Lawrence Lichter, Chief Financial Officer and Secretary.
Lawrence Lichter has been serving as Secretary since September 20, 2007 and as Chief Financial Officer since September 25, 2008. Mr. Lichter has been a certified public accountant since 1984. In 1991 he founded Lichter, Yu & Associates, a certified public accounting firm for which he still works that provides consulting services to public companies and assists them with the preparation of their financial statements and with their SEC and Sarbanes Oxley compliance matters. From December 1999 through March 2008 Mr. Lichter served as the chief financial officer for Pacific American Services Group, LLC, a company which owns an institutional securities firm and a financial services firm and which specializes in income tax preparation and business management.

Gary Blom

Gary Blom has spent over 25 years as an investment banker in the United States and Australia. After spending 12 years on Wall Street as Managing Partner of an International Investment Bank which specialized in Corporate Finance, Mergers and Acquisitions he returned to Australia in 1994 to successfully launch the Imax theatres in Australia, New Zealand and Asia. Since 1994 he has been an investor in Yarraman Estate. In recent years he has joined as a partner of Barrack & York, an Australian corporate advisory firm that specializes in providing a full service platform integrating and coordinating investment banking, tax, accounting and legal services to corporations in the global market.

There have been no transactions to which we or any of our subsidiaries was or is to be a party, in which any of our directors or officers had, or will have, a direct or indirect material interest.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors.

Compliance With Section 16(a) of Exchange Act

Based on our review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

On February 3, 2006, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and other persons who perform similar functions. A copy of our Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. A copy of our Code of Ethics will be provided to any person requesting same without charge.

Audit Committee

Our Board of Directors has adopted an Audit Committee Charter. Our Board of Directors had appointed William Stubbs to the Audit Committee. William Stubbs meets the independence requirements and standards currently established by the SEC. The Board of Directors has designated William Stubbs to serve on the Audit Committee member as Chairman and “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended June 30, 2007 to:

•	all individuals that served as our chief executive officer and chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2007; and

•
all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2007 that received annual compensation during the fiscal year ended June 30, 2007 in excess of $100,000.

2006

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Rockall(1),	2007	92,363		0	0	0	0	0	0	92,363
Chief Executive	2006	0		0	0	0	0	0	0	0
Officer

Raymond Brien(2),
Chief Financial	2007	4,038		0	0	0	0	0	538	4,576
Officer

Andrew Lyon(3),	2007	52,144		0	0	0	0	0	0	52,144
Chief Executive	2006	51,455	(3)	0	0	0	0	0	10,239	0
Officer

John Wells(4), Chief Financial Officer	2006	77,333		0	0	0	0	0	4,167	81,500

(1)	Mr. Rockall served as our Chief Executive Officer from September 1, 2006 until September 20, 2007 and did not collect any compensation from us during the 2006 fiscal year.
(2)	Mr. Brien served as our Chief Financial Officer from October 1, 2007 until June 30, 2008.
(3)	Mr. Lyon served as our Chief Executive Officer from December 22, 2005 until September 1, 2006.
(4)	Mr. Wells served as our Chief Financial Officer from December 22, 2005 until April 27, 2007.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a Compensation Committee that makes recommendations to the Board of Directors concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, Chief Financial Officer and employees. Our Compensation Committee consists of William Stubbs. The Board of Directors has designated William Stubbs to serve on the Compensation Committee member as Chairman. Each of the members of the Committee is independent and none have served as an officer or employee of the Company.

None of the members of the Compensation Committee have any relationship with the Company or any of its officers of employees other than in connection with their role as a director. None of the members of the Compensation Committee have participated in any related party transactions with the Company since the beginning of the Company’s last fiscal year.

EMPLOYMENT CONTRACTS

Yarraman Australia had an employment agreement with Wayne Rockall that provided for his total annual compensation for serving as Chief Executive Officer and President of AU$200,000. Wayne Rockall was also entitled to a bonus of up to 100% of base salary on achieving key budget and performance criteria, which were never met.

Yarraman Australia had an employment agreement with Andy Lyon that provided for total annual compensation for serving as Chief Executive Officer and President of AU$150,000.

Yarraman Australia had an employment agreement with Mr. John Wells that provided for his total annual compensation of AU$75,000 for serving as Chief Financial Officer.

Yarraman Australia had an employement agreement with Mr. Raymond Brien that provided for his total annual compensation to be AU$75,000 and an auto allowance of AU$10,000 for serving as Chief Financial Officer.

The Company has an agreement with Mr. Lawrence Lichter that provides for annual compensation of US$25,000 for serving as company Secretary.

COMPENSATION OF DIRECTORS

Prior to May 1, 2008 members of our Board Directors received fees in the sum of AU$20,000 per year, with a wine allowance to the value of AU$5,000 and accommodation entitlements at Yarraman Estate in the Upper Hunter Valley, Australia. Our Board of Directors resolved that these fees were based on each Director attending and preparing for no fewer than four Board meetings per year and in addition providing additional assistance to us as required.

Bill Stubbs was paid an additional fee of AU$5,000 in recognition of his role and responsibilities as Chairman of the Board of Directors of the Company.

As of May 1, 2008 the only Director that will receive a fee for his services is the Chairman, William Stubbs. The fee will be AUD 10,000 per year, approximately US$8,500.

For the year ended June 30, 2007 director compensation was as follows:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William Stubbs	$20,700	$0	$0	$0	$0	$0	$20,700
William Middleton	$16,420	$0	$0	$0	$0	$0	$16,420

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2008, certain information concerning the beneficial ownership of our Common Stock by:

•	each stockholder known by us to own beneficially five percent or more of our outstanding common stock;

•	each director;

•	each executive officer; and

•	all of our executive officers and directors as a group, and their percentage ownership and voting power.

Title of Class	Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class†

Common Stock, $0.001 par value	Delta Dawn Pty Ltd., as trustee for the Yarraman Road Trust (2)	7,642,237(3)	20.28%

Common Stock, $0.001 par value	Huntleigh Investment Fund Limited 49 Micoud Street Castries, St. Lucia	3,534,012 (4)	9.30%

Common Stock, $0.001 par value	William J. Stubbs, Director 58 Terry Road Box Hill, New South Wales Australia 2765	75,000	*

Common Stock, $0.001 par value	Whinners Pty., Ltd Sydney, NSW Australia	8,399,163	22.10%

Title of Class	Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class†

Common Stock, $0.001 par value	Ian Long, CEO, President, Director 700 Yarraman Road Wybong, NSW Australia 2333	275,000	*

Common Stock, $0.001 par value	Gary Blom, Director Mallfame Pty., Ltd. Sydney, NSW Australia	6,045,200	15.91%

Common Stock, $0.001 par value	Lawrence Lichter, CFO and Secretary 16133 Ventura Boulevard, #425 Encino, CA 91436 USA	90,000	*

Common Stock, $0.001 par value	Menala Pty., Ltd. Sydney, NSW Australia	2,060,800	5.42%

Common Stock, $0.001 par value	Total Held by Directors and Executive Officers	6,420,200	16.89%

†As of September 30, 2008 there were 38,000,000 shares of our common stock, par value $0.001 per share, issued and outstanding.

* Less than one percent.

(1)
Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty (60) days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within sixty (60) days of the date indicated above, have been exercised. To date, we have not granted any options, warrants or any other form of securities convertible into our common stock.

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

(4)	Based on information reported by Huntleigh Investment Fund Limited on a Form 4 filed on June 5, 2006.

Equity Compensation Plan Information

We do not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Yarraman Australia leased vineyards and related plant and equipment from the Trust.  Terms of the agreement included annual payment of approximately $239,000.  The lease began on July 1, 2003 and terminated on December 22, 2005 when Yarraman Australia purchased the vineyard and related plant and equipment.

The Company pays the Trustee approximately $35,000 per month for the use of additional vineyard land also located in Australia. On January 1, 2006 the Company entered into a written agreement to lease this vineyard land for approximately $35,000 per month. The term was from January 1, 2006 through June 30, 2006. As of July 1, 2006 this lease was on a month-to-month basis with the same payment terms. This leasing arrangement was terminated in May 2007. During the years ended June 30, 2007 and 2006 total lease expense was approximately $359,000 and $196,000, respectively.

Stockholders and Directors of the Company and of the Trust were provided wine during the years ended June 30, 2007 and 2006 valued at $24,505 and $25,858, respectively.

The Company had wine sales to entities related to various Stockholders, Officers and Directors totaling $4,734 and $8,406 during the years ended June 30, 2007 and 2006, respectively.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less than 15%. Under this agreement the Company must pay the Trustee $100,000AUD (Australian Dollars) or approximately $82,100 USD (US Dollars) annually.  During the years ended June 30, 2007 and 2006 the Company paid the Trustee approximately $126,860 and $58,542, respectively.

During the years ended June 30, 2007 and 2006 the Company included in its revenue, fees for wine making and storage of wine of approximately $0 and $808,361, respectively, to a company (related through common shareholder) with whom Yarraman Australia had an agreement.

On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan is $1,695,006 as of June 30, 2008. This loan advance is non-interest bearing. The loan is secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $847,503, was to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. In January 2011, the remaining 50% of the loan payable or $847,503 is due and payable. The initial repayment date of February 2008 has been extended to June 30, 2008. On June 30, 2008 the Trustee agreed to convert this loan into equity and received approximately 4,516,900 shares of common stock.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trustee in the principal amount of $763,920. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trustee waived the interest requirement on this loan. On June 30, 2008 the Trustee agreed to convert this loan into equity and received approximately 2,042,600 shares of common stock.

On May 25, 2006 the Trustee extended to Yarraman Australia an additional $12,732, to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

As the loan advances, totaling $2,471,658 were non-interest bearing, the Company recorded an imputed interest of $871,307 which is recorded as discount on debt and a contribution of capital to the Company. This discount on debt is being amortized over the term that these loan advances are outstanding. During the year ended June 30, 2007, the Company amortized $207,365 of this discount on debt recorded as interest expense. All these loan advances are recorded as long-term debt.

The following is a reconciliation of the above loan advances as of June 30, 2007:

December 21, 2005 advance	$1,695,006
May 1, 2006 advance	763,920
May 25, 2006	12,732
2,471,658
Discount on debt	(936,953)
1,534,705
Amortization of discount on debt (balance sheet purposes)	214,392
$1,749,097

As of June 30, 2007 the Company is indebted to Whinners Pty., Ltd., owned by Geoffrey White, one of the unit holders of the Company’s majority shareholder for $2,905,987, including accrued interest of $94,179. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum. On July 1, 2007 these advances and loans, including additional loans and advances made subsequent to June 30, 2007, were restructured into one loan agreement for approximately $3,289,000. This new loan includes approximately $689,000 related to a sale of wine by the related party to the Company. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from Provident Bank, such loan totaling $4,818,008 as of June 30, 2007. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. As of June 30, 2008 Whinners agreed to convert AUD2,400,000, approximately US$2,037,000, of this loan into equity and received 5,440,476 shares of common stock.

ITEM 13. EXHIBITS

Exhibit Number	Description

2.1
Share Exchange Agreement, dated December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

3.1
Certificate of Incorporation of Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit 3.1 to Yarraman Winery, Inc.’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 12, 2002) as amended by Certificate of Amendment to Certificate of Incorporation dated (incorporated herewith by reference to Appendix A of Yarraman Winery, Inc.’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006)

3.2
Amended and Restated By-laws of Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit A to Appendix B of Yarraman Winery, Inc.’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006).

10.1
Stock Purchase Agreement dated as of December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.2
Promissory Note dated as of December 22, 2005 from Oriental Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

Exhibit Number	Description

10.3
Promissory Note dated as of December 22, 2005 from Glenealy Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.4
Promissory Note dated as of December 22, 2005 from Leeds Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.5
Promissory Note dated as of December 22, 2005 from Sunvalley Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.6
Promissory Note dated as of December 22, 2005 from Dragon Enterprises Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.7
Lease Agreement dated May 12, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.8
Heads of Agreement dated March 24, 2006 between Yarraman Estate Pty Ltd. and World Icon International Limited (incorporated herewith by reference to Exhibit 10.2 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.9
Agreement for Services dated February 24, 2006 between Madison One Data Group Limited and Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit 10.3 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.10
Consulting Agreement dated as of January 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.4 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

Exhibit Number	Description
10.11
Loan Agreement dated December 21, 2005 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.5 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.12
Loan Agreement dated May 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.6 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.13
Loan Agreement dated August 1, 2006 between Yarraman Winery, Inc. and Whinners Pty Ltd (incorporated herewith by reference to Exhibit 10.13 to Yarraman Winery, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and filed with the Securities and Exchange Commission on September 28, 2006)

10.14
Assignment of Debts Agreement dated February 2007 between Yarraman Estate Pty Limited and Whinners Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended March 31. 2007 and filed with the Securities and Exchange Commission on June 25, 2007)

14.1
Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Yarraman Winery, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and filed with the Securities and Exchange Commission on September 28, 2006)

16.1
Letter from Kabani & Company, Inc. regarding change in certifying accountant (incorporated herewith by reference to Exhibit 16.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated September 20, 2007 and filed with the Securities and Exchange Commission on November 2, 2007)

21.1	Subsidiaries of Yarraman Winery, Inc.

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit Number	Description
32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith

32.2	Certification of Chief Financial Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2007 and 2006 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2007	Fiscal year ended June 30, 2006
Audit fees (1)	$19,855	$14,480
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$19,855	$14,480

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards. Accordingly, our audit committee pre-approves all services, including audit services, provided by our independent accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YARRAMAN WINERY, INC.
Date: October 6, 2008	By:	/s/ Ian Long
Name: Ian Long
Title: Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

YARRAMAN WINERY, INC.
Date: October 6, 2008	By:	/s/ William J. Stubbs
Name: William J. Stubbs
Title: Director, Chairman

Date: October 6, 2008	By:	/s/ Lawrence P. Lichter
Name: Lawrence Lichter
Title: Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: October 6, 2008	By:	/s/ Gary Blom
Name: Gary Blom
Title: Director

Exhibit Index

Exhibit Number	Description

2.1
Share Exchange Agreement, dated December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

3.1
Certificate of Incorporation of Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit 3.1 to Yarraman Winery, Inc.’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 12, 2002) as amended by Certificate of Amendment to Certificate of Incorporation dated (incorporated herewith by reference to Appendix A of Yarraman Winery, Inc.’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006)

3.2
Amended and Restated By-laws of Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit A to Appendix B of Yarraman Winery, Inc.’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006).

10.1
Stock Purchase Agreement dated as of December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.2
Promissory Note dated as of December 22, 2005 from Oriental Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.3
Promissory Note dated as of December 22, 2005 from Glenealy Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.4
Promissory Note dated as of December 22, 2005 from Leeds Holdings Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

Exhibit Number	Description
10.5
Promissory Note dated as of December 22, 2005 from Sunvalley Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.6
Promissory Note dated as of December 22, 2005 from Dragon Enterprises Limited (incorporated herewith by reference to Exhibit 2.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the Securities and Exchange Commission on December 22, 2005)

10.7
Lease Agreement dated May 12, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.8
Heads of Agreement dated March 24, 2006 between Yarraman Estate Pty Ltd. and World Icon International Limited (incorporated herewith by reference to Exhibit 10.2 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.9
Agreement for Services dated February 24, 2006 between Madison One Data Group Limited and Yarraman Winery, Inc. (incorporated herewith by reference to Exhibit 10.3 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.10
Consulting Agreement dated as of January 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.4 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.11
Loan Agreement dated December 21, 2005 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.5 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.12
Loan Agreement dated May 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.6 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

Exhibit Number	Description
10.13
Loan Agreement dated August 1, 2006 between Yarraman Winery, Inc. and Whinners Pty Ltd (incorporated herewith by reference to Exhibit 10.13 to Yarraman Winery, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and filed with the Securities and Exchange Commission on September 28, 2006)

10.14
Assignment of Debts Agreement dated February 2007 between Yarraman Estate Pty Limited and Whinners Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Yarraman Winery, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended March 31. 2007 and filed with the Securities and Exchange Commission on June 25, 2007)

14.1
Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Yarraman Winery, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and filed with the Securities and Exchange Commission on September 28, 2006)

16.1
Letter from Kabani & Company, Inc. regarding change in certifying accountant (incorporated herewith by reference to Exhibit 16.1 to Yarraman Winery, Inc.’s Current Report on Form 8-K dated September 20, 2007 and filed with the Securities and Exchange Commission on November 2, 2007)

21.1	Subsidiaries of Yarraman Winery, Inc.

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith

32.2	Certification of Chief Financial Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Yarraman Winery, Inc
700 Yarraman Road, Wybong
Upper Hunter Valley
New South Wales, Australia

We have audited the accompanying balance sheet of Yarraman Winery, Inc. as of June 30, 2007 and the related statements of operations, stockholders' deficit and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yarraman Winery, Inc. as of June 30, 2007 and the results of their operations and their cash flows for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
September 18, 2008

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007

ASSETS

Current Assets
Cash and cash equivalents	$150,072
Accounts receivable, net	775,718
Inventory	4,074,056
Other receivables	85,931
Other assets	227,672
Total Current Assets	5,313,449

Property, plant and equipment, net	4,235,575

Intangible asset	212,200

$9,761,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,199,567
Capital leases, current portion	140,849
Due to related party	2,905,986
Total Current Liabilities	4,246,402

Long Term Liabilities:
Capital leases, net of current portion	124,847
Loans payable - related party (net of discount on debt of $722,561)	1,749,097
Long-term debt	4,818,008
Total Long Term Liabilities	6,691,952

Total Liabilities	10,938,354

Stockholders’ Equity (Deficit):
Common stock, $.001 par value,
25,000,000 shares authorized and outstanding	25,000
Additional paid in capital	5,455,252
Other comprehensive income	10,977
Accumulated deficit	(6,668,359)
Total Stockholders’ (Deficit) Equity	(1,177,130)

$9,761,224

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED JUNE 30, 2007

Sales, net	$2,012,445
Cost of sales	2,997,698
Gross profit	(985,253)

Selling, general and administrative expenses	2,585,728

Loss from operations	(3,570,981)

Other (Income) Expense
Interest income	(1,088)
Interest expense	871,485
Gain on settlement of debt	-
Finders fee for reverse acquisition	-
Gain on sale of fixed assets	13,032
Transaction gain (loss) on foreign currency	(1,630)
Total Other (Income) Expense	881,799

Loss before income taxes	(4,452,780)

Provision for income taxes	-

Net loss	(4,452,780)

Other comprehensive income (loss)
Foreign currency translation	(141,212)

Comprehensive Loss	$(4,593,992)

Net loss per share:
Basic and diluted	$(0.18)

Weighted average number of shares outstanding:
Basic and diluted	25,000,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,452,780)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	389,266
Gain on settlement of debt	-
Shares to be issued for consulting fees	117,000
Amortization of discount on debt	205,905
(Increase) / decrease in assets:
Accounts receivables	(205,461)
Inventory	757,764
Other receivables	26,647
Other assets	21,549
Increase in liabilities:
Accounts payable and accrued expenses	114,768
Total Adjustments	1,427,438

Net cash used in operations	(3,025,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-

CASH FLOWS FROM FINANCING ACTIVITIES
Collection on Note Receivable	-
Proceeds from long-term debt	74,634
Capital lease payments	(95,164)
Payment on loan payable- related party	-
Due to related party	2,905,986
Loans payable - related party	-
Net cash provided by financing activities	2,885,456

Effect of exchange rate changes on cash and cash equivalents	179,520

Net increase in cash and cash equivalents	39,634

Cash and cash equivalents, beginning balance	110,438

Cash and cash equivalents, ending balance	$150,072

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-
Interest payments	$282,949
Non-cash financing and investing activities
Purchase of equipment under capital leases	$144,297
Discount on debt	$871,307

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Total
			Additional	Other		Stockholders'
	Common Stock		Paid	Comprehensive	Accumulated	Equity
	Shares	Amount	in Capital	Income (Loss)	Deficit	(Deficit)

Balance as of June 30, 2006	25,000,000	$25,000	$4,583,945	$152,189	$(2,215,578)	$2,545,556

Other comprehensive loss	-	-	-	(141,212)	-	(141,212)
Discount on debt			871,307			871,307
Net loss for the year ended June 30, 2007	-	-	-	-	(4,452,780)	(4,452,780)

Balance as of June 30, 2007	25,000,000	$25,000	$5,455,252	$10,977	$(6,668,358)	$(1,177,129)

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - NATURE OF OPERATIONS

On December 16, 2005, Yarraman Estate Pty Limited, a privately owned Australian company engaged in the production of wine (“Yarraman Australia”), purchased from the beneficial owners of all of Yarraman Australia’s shares, (the “Shareholders”) and Delta Dawn Pty Limited as trustee (the Trustee”) of the Yarraman Road Trust (the “Trust”), the nominal holder of such shares, certain assets including land, buildings and equipment and water license rights by assuming certain debt, capital leases, contribution to paid in capital for the Trust and a liability to the Trust (the “Asset Purchase”). The assets and liabilities were recorded at the historical cost of the related party. No cash was exchanged. The following is a summary of the transaction:

Assets Purchased	$5,759,740
Liabilities Assumed	(4,384,740)
Payable to Former Parent	(431,151)
Contribution to Capital	(943,849)
$-

Yarraman Australia’s assets are pledged as collateral for a loan advance owed by Yarraman Australia’ to a commercial bank. Prior to the Asset Purchase, the Trust was the borrower of this loan, subsequent to the Asset Purchase Yarraman Australia assumed the loan. As of June 30, 2007 the outstanding balance on this debt was $4,818,008.

On December 22, 2005, Yarraman Australia, the Trustee and the Trust, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Yarraman Winery, Inc. formerly Dazzling Investments, Inc., a company incorporated on December 6, 1996 under the laws of the State of Nevada. Under the terms of the exchange agreement Yarraman Winery, Inc. issued 15,000,000 shares of their common stock for all the issued and outstanding shares of Yarraman Australia (the “Share Exchange”). This issuance of the Company’s common stock is intended to be exempt from registration under the Securities Act of 1933, as amended (“Securities Act”).  Henceforth Yarraman Winery, Inc. or Yarraman Australia are to be referred to as the “Company”, unless reference is made to the respective company for reference to events surrounding that company.

The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Yarraman Australia obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity. The historical financial statements presented are those of Yarraman Australia. The balance sheet consists of the net assets of Yarraman Australia, the accounting acquirer, at historical cost and the net assets of Yarraman Winery, Inc., the legal acquirer, at historical cost. The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the acquisition. On February 3, 2006, the Company voted to change its fiscal year end from December 31st to June 30th to correspond with the fiscal year end of Yarraman Australia.

The Company produces and sells premium, super premium and ultra premium varietal wines. The Company’s wines are made from grapes grown at their vineyard (the “Vineyard”) and from grapes purchased from other Australian vineyards. The grapes are crushed, fermented and made into wine at the Company’s winery and the wines are sold principally under the Company’s Yarraman Estate Vineyard, Black Cypress, Banjo and Down Under labels. Yarraman Australia’s vineyard and winery are located in the Upper Hunter Valley, approximately 200 miles north of Sydney, Australia.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Prior to the Exchange Agreement, on August 15, 2005, the Company’s Board of Directors’ declared a 4.55 for 1 common stock dividend to the stockholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 shares to 11,655,000 shares.  In connection with the Exchange Agreement, certain stockholders of the Company agreed to cancel an aggregate of 8,158,500 shares of the Company common stock resulting in 3,496,500 shares of common stock outstanding as a result of the reverse acquisition. All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

In connection with Exchange Agreement, on December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity.  Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. This right was relinquished in September 2006. The principal balance of the note has been collected as of December 31, 2006. Interest receivable amounting $36,851 is due on this Note as of June 30, 2007 and has been classified as other receivable in the accompanying financial statements.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The functional currency of Yarraman Australia is the Australian Dollar (“AUD”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD or “$”).

Principles of Consolidation
The consolidated financial statements include the accounts of Yarraman Winery, Inc. and its wholly owned subsidiary Yarraman Estate Pty Limited, Inc, collectively referred to within as “the Company”. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. The Company recognizes revenue when the product is shipped and title passes to the customer, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail location is recognized at the time of sale. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.  Revenues are recognized net of the amount of goods and services tax (GST) payable to the Australian taxing authority.

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $42,440 as of June 30, 2007.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized and included in property, plant and equipment until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated $3,460 for the year ended June 30, 2007, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax receivable of $9,761 as of June 30, 2007.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

In addition to GST, the Company is required to collect wine equalisation tax (“WET”) on sales of wine product to non-exempt Australian customers. Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate receivable of $13,266 at June 30, 2007.

Inventories
Yarraman Australia’s annual crop and production costs are recognized as work-in-process inventories. Such costs are accumulated with related direct and indirect harvest, wine processing and production costs, and are transferred to finished goods inventories when the wine is produced, bottled, and ready for sale. The cost of finished goods is recognized as cost of sales when the wine product is sold. Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market by variety. In accordance with general practices in the wine industry, wine inventories are generally included in current assets in the accompanying balance sheet, although a portion of such inventories may be aged for more than one year.   As of June 30, 2007 inventory consisted of raw material, work in progress and finished goods as follows:

During the subsequent year ending June 30, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. The Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007 and for the year then ended. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at June 30, 2007. The sale in the subsequent year ended June 30, 2008, per management, was to infuse working capital for ongoing operations.

Winemaking and packaging materials	$97,858
Work in progress (costs related to unprocessed and/ or unbottled products )	3,434,408
Finished good (bottled wine)	541,790
Total	$4,074,056

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortizations are removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Land improvements	15 years
Winery building	30 years
Equipment	5-7 years

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

As of June 30, 2007 Property, Plant and Equipment consist of the following:

Buildings and improvements	$36,698
Land	898,400
Plant and equipment	4,003,850
Computer equipment	41,527
Furniture and fixtures	22,830
5,003,305
Accumulated depreciation	(767,730)
$4,235,575

Capital Lease Obligations
Included in Property, Plant and Equipment are $292,705 of net fixed assets that were purchased on capital lease arrangements.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007 there were no significant impairments of its long-lived assets.

Intangible Assets
Effective July 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.  No impairment loss was recognized for the year ended June 30, 2007. As of June 30, 2007 the intangible assets comprised of water licenses valued at $212,200, which are held in perpetuity.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Trademarks and other intangible assets determined to have indefinite useful lives are not amortized.  The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less. As of June 30, 2007 all trademarks and other intangibles had been fully amortized.

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

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the year ended June 30, 2007 the Company’s common stock equivalents have not been included for earning per share calculations as they are ant-dilutive.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Net loss per share
The Company has adopted SFAS 128, “Earnings per Share.” Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2007 there are no common share equivalents.

Translation Adjustment
The accounts of Yarraman Australia are maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

Statement of Cash Flows
In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, and accounts receivables arising from their normal business activities. The Company places their cash in what they believe to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in Australia. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Comprehensive Income
The Company has adopted Financial Accounting Standard No. 130 (“SFAS 130”), “Reporting Comprehensive Income”. This statement establishes rules for the reporting of comprehensive income and its economic components. Comprehensive income consists of net loss to common stockholders and foreign currency translation adjustments and is presented in the consolidated statements of operations and Stockholders’ equity.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Advertising
Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2007 were approximately $22,500.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $80,200 for the year ended June 30, 2007.

Income taxes
The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company’s Australian subsidiary. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Reclassifications:
For comparative purposes, prior year’s consolidated financial statements may have been reclassified to conform to report classifications of the current year.

New Accounting Pronouncements

-
In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is currently evaluating the effect of this pronouncement on the consolidated financial statements.

-
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

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management of the Company is currently evaluating the effect of this pronouncement on the consolidated financial statements.

-
In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management of the Company is currently evaluating the effect of this pronouncement on financial statements.

-
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management of the Company is currently evaluating the effect of this pronouncement on financial statements.

-
In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

-
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

-
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. Management of the Company is currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

NOTE 3 - CASH & CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2007 cash held in Australian Commercial banks are within Australian Statutory limits.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2007 the accounts payable and accrued expenses comprised of the following:

Trade creditors	$740,545
Accrued Expenses	309,976
Payroll liabilities	32,046
Stock to be issued	117,000
$1,199,567

Included in accrued expenses is a provision for annual employee leave, it represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate.  As of June 30, 2007 annual leave was $33,668.

At June 30, 2007 included in accrued expenses are a net consumption tax receivable of $9,761 and a net WET tax receivable of $13,266.

NOTE 5 - MAJOR CUSTOMERS AND VENDORS

For the years ended June 30, 2007 the Company’s largest customer accounted for 12% of sales. There was no receivable from the customer as of June 30, 2007.

For the year ended June 30, 2007 the Company had no vendors that accounted for more than 10% of purchases.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
NOTE 6 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust that is their primary stockholder. The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

-
 Yarraman Australia leased vineyards and related plant and equipment from the Trust.  Terms of the agreement included annual payment of approximately $239,000.  The lease began on July 1, 2003 and terminated on December 22, 2005 when Yarraman Australia purchased the vineyard and related plant and equipment.

-
The Company pays the Trustee approximately $35,000 per month for the use of additional vineyard land also located in Australia. On January 1, 2006 the Company entered into a written agreement to lease this vineyard land for approximately $35,000 per month. The term was from January 1, 2006 through June 30, 2006. As of July 1, 2006 this lease is on a month-to-month basis with the same payment terms. This leasing arrangement was terminated in May 2007. During the year ended June 30, 2007 total lease expense was approximately $359,000.

-	Stockholders and Directors of the Company and of the Trust were provided wine during the years ended June 30, 2007 valued at $24,505.

-	The Company had wine sales to entities related to various Stockholders, Officers and Directors totaling $4,734 during the year ended June 30, 2007.

-	The Company has a receivable from one of the Unit Holders of the Trust related to consulting fees of approximately $10,553 as of June 30, 2007.

-
On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less than 15%. Under this agreement the Company must pay the Trustee $100,000AUD (Australian Dollars) or approximately $82,100 USD (US Dollars) annually.  During the year ended June 30, 2007 the Company paid the Trustee approximately $126,860.

NOTE 7 - LOANS PAYABLE - RELATED PARTY / DUE TO RELATED PARTY

-
On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan is $1,695,006. This loan advance is non-interest bearing. The loan is secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $847,503, is to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $847,503 is due and payable. The initial repayment date of February 2008 has been extended to June 30, 2008.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $763,920. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $12,732, to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

As of June 30, 2008 loan advances totaling $2,471,658 and the $763,920 loan payable were converted into 6,559,524 shares of the Company common stock.

As the entire above loan advances, totaling $2,471,658 were non-interest bearing, the Company recorded an imputed interest of $871,307 which is recorded as discount on debt and a contribution of capital to the Company. This discount on debt is being amortized over the term that these loan advances are outstanding. During the year ended June 30, 2007, the Company amortized $214,392 of this discount on debt recorded as interest expense. All these loan advances are recorded as long-term debt.

The following is a reconciliation of the above loan advances as of June 30, 2007:

December 21, 2005 advance	$1,695,006
May 1, 2006 advance	763,920
May 25, 2006	12,732
2,471,658
Discount on debt	(936,953)
1,534,705
Amortization of discount on debt (balance sheet purposes)	214,392
$1,749,097

-
As of June 30, 2007 the Company is indebted to a private company that is owned by one of the unit holders of the Company’s majority shareholder for $2,905,986, including accrued interest of $94,179. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 these advances and loans, including additional loans and advances made subsequent to June 30, 2007, were restructured into one loan agreement for approximately $3,289,000. This new loan includes approximately $689,000 related to a sale of wine by the related party to the Company. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $4,818,008 as of June 30, 2007. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. As of June 30, 2008 AUD2,400,000, approximately US$2,037,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
Note 8 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia.  As of June 30, 2007 the total amount due under this facility, inclusive of interest, is $4,818,008. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments.  The principal balance is due and payable on December 31, 2007.  The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust.

In March 2008 this loan facility was extended through to December 2008 by the lender with the following changes in the loan agreement: Higher interest rate is to be 16.50% per annum, lower interest rate is to be 10.50% per annum and if Yarraman notifies lender prior to 60 days of their intention to repay their will be no repayment fee.

NOTE 9 - LEASES PAYABLE

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at June 30, 2007 are as follows:

Plant and equipment	$370,324
Less: Accumulated depreciation	(77,619)
$292,705

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at June 30, 2007 are as follows:

Total minimum lease payments	$345,929
Amount representing interest	(80,233)
Present value of net minimum lease payments	265,696
Current portion	(140,849)
Long-term capital lease obligation	$124,847

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Year ended
June 30, 2008	$140,849
June 30, 2009	81,556
June 30, 2010	43,291
$265,696

NOTE 10 - STOCKHOLDERS’ EQUITY

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

-
On February 24, 2006 the Company entered into a consulting agreement with a company in New York to assist us to identify potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation the Company agreed to pay the firm a monthly, nonrefundable, fee of $6,500. In addition, the Company agreed to pay a transaction fee to this consultant that is based on a sliding percentage of any completed acquisition.  The original term of the contract was from March 1, 2006 until July 1, 2006, it was subsequently continued on a month-to-month basis. The total monthly fees paid under the agreement may be deducted from the total transaction fee. This agreement was terminated in April 2007. Total expenses under this agreement for the year ended June 30, 2007 were approximately $48,800.

-
On September 7, 2006 the Company entered into an agreement with a firm in New York, New York to provide the following services: strategic advisory, development and evaluation financing or capital raising alternatives and merger and acquisition services.  As compensation the Company agreed to pay a retainer of $35,000, of which $10,000 has been paid to date, plus certain percentages of financing or capital that is raised and merger acquisitions completed.  The term of the contract is for six months, ending in February 2007.  The agreement was not renewed and the firm waived the remaining $25,000 retainer fee.

-
On October 23, 2006 the Company entered into a consulting agreement with a firm in Australia for services in recruiting certain consultants and Board members for us, services in assisting the Company in establishing international distribution arrangements, and for services with a potential business merger.  Certain milestones were set in the contract.  Upon completion of each milestone an agreement was made for payment to the consultant in shares of the Company stock as follows:

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
            Milestone 1 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
            Milestone 2 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
            Milestone 3 - 100,000 shares of stock, or $200,000 in shares, whichever is greater

As of June 30, 2007 Milestones 1 has been completed. To date the Company has not issued any shares related to the achievement of this milestone. The Company has recorded a liability of $117,000 for 50,000 shares of stock to be issued under Milestone 1.

In addition to the above, the Company has agreed to pay the consultant approximately $4,700 per month starting on November 1, 2006 and ending upon the completion of a potential business merger that was not completed. This agreement was terminated in June 2007. In connection with this agreement the Company has paid approximately $22,500 with regards to payment to this consultant.

In connection with the above mentioned business merger that was not completed, on December 21, 2006 the Company had submitted an offer to merge with Evans & Tate, Ltd., a company publicly traded in Australia.  In March 2007 the merger was abandoned, and all conditional offers were terminated. Related to this acquisition the Company has incurred approximately $312,000 in expenses that have been expensed in the year ended June 30, 2007.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” “SFAS 109”. Under SFAS 109 the Company is required to recognize the deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company’s subsidiary Yarraman Australia is governed by the income tax laws of Australia. Pursuant to the Australian tax code corporations are subject to tax at a statutory rate of 30%

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
The components of loss before income tax consist of the following:

U.S. Operations	$225,162
Australian Operations	4,227,618
$4,452,781

The table below summarizes the differences between the US statutory Federal rate and the Company’s effective tax rate as follows:

Income tax at Federal statutory rate	34%
U.S. tax rate in excess of foreign tax rate
Permanent differences	(1%)
Temporary differences	(5%)
Valuation allowance for tax benefits not recognized	(24%)
-

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at June 30, 2007 expiring through the year 2027. Management estimates their US NOL as of June 30, 2007 to be approximately $510,000. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. The Company’s Australian operation has NOL carryfowards for Australian Income tax purposes at June 30, 2007 that are available to offset future income for an indefinite period. Management estimates their Australian NOL as of June 30, 2007 to be approximately $5,900,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax assets as of June 30, 2007 are as follows:

NOL carryforwards	$1,940,000
Valuation allowance	(1,940,000)
Deferred tax asset, net of allowance	$-

NOTE 13 - SUBSEQUENT EVENT

On September 5, 2008 the Company entered into an Implementation Agreement with Asia Distributions Limited (ADSL), a public company in the United Kingdom, whereby the two companies propose to merge by means of an offer to be made on behalf of Yarraman expected to consist of 63,330,000 shares Yarraman’s common stock, in exchange for the entire share capital of ADSL, issued and to be issued, including 30,676,000 shares of ADSL currently in issue and approximately 2,143,358 shares of ADSL to be issued. The formal offer is to be made to ADSL shareholders prior to October 16, 2008.

Included and contemporaneous with the offer in the Implementation Agreement, the Company proposes to acquire assets owned by the Trust. The asset is a vineyard and related plant and equipment that Yarraman Australia previously leased from January 1, 2006 through May 31, 2007. The purchase price is expected to be approximately $11,000,000.

On July 16, 2007 the Company sold 250,000 shares of common stock to Ian Long, President and Board Member, at $0.44 per share. The total sale of $110,000 will be recorded as a receivable and is payable in 60 equal monthly installments beginning in July 2007 and ending in June 2012.

Subsequent to June 30, 2007 the Company issued 700,000 shares of common stock to various Officers, Directors and vendors in payment of services rendered. The Company recorded as an expense the value of the shares issued, $315,000, based on a per share price of $0.45.