Form 10QSB
period 2007-09-30
YARRAMAN WINERY, INC.
filed 2008-10-16
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

There were 38,000,000 shares of the Issuer’s common stock outstanding on September 29, 2008.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

TABLE OF CONTENTS

Consolidated Unaudited Balance Sheets	4

Consolidated Unaudited Statement of Operations	5

Consolidated Unaudited Statement of Cash Flow	6

Notes to Consolidated Unaudited Financial Statements	7-21

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2007	2007
Current Assets	(Unaudited)
Cash and cash equivalents	$42,093	$150,072
Accounts receivable, net	805,825	775,718
Inventory	4,950,685	4,074,056
Other receivables	105,323	85,931
Due from related parties	49,492	-
Other assets	204,212	227,672
Total Current Assets	6,157,629	5,313,449

Property, plant and equipment, net	4,333,147	4,235,575

Intangible asset	222,100	212,200

	$10,712,876	$9,761,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,212,234	$1,199,567
Capital leases, current portion	140,758	140,849
Due to related party	3,863,325	2,905,986
Total Current Liabilities	5,216,317	4,246,402

Long Term Liabilities:
Capital leases, net of current portion	101,689	124,847
Loans payable - related party	1,882,264	1,749,097
Long-term debt	5,084,352	4,818,008
Total Long Term Liabilities	7,068,305	6,691,952

Total Liabilities	12,284,622	10,938,354

Stockholders’ Equity (Deficit):
Common stock, $.001 par value, 90,000,000 authorized
25,250,000 and 25,000,000 shares issued and outstanding	25,250	25,000
Additional paid in capital	5,565,002	5,455,252
Subscription receivable	(104,500)	-
Other comprehensive income	255,854	10,977
Accumulated deficit	(7,313,352)	(6,668,359)
Total Stockholders’ Equity (Deficit)	(1,571,746)	(1,177,130)

	$10,712,876	$9,761,224

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

Sales, net	$672,994
Cost of sales	464,365
Gross profit	208,629

Selling, general and administrative expenses	630,457

Loss from operations	(421,828)

Other (Income) Expense
Interest income	(727)
Interest expense	199,634
Other (income) expenses net	23,031
Transaction gain (loss) on foreign currency	1,227
Total Other (Income) Expense	223,165

Loss before income taxes	(644,993)

Provision for income taxes	-

Net loss	(644,993)

Other comprehensive income (loss)
Foreign currency translation	244,877

Comprehensive Loss	$(400,116)

Net loss per share:
Basic & diluted	$(0.03)

Weighted average number of shares outstanding:
Basic & diluted	25,250,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(644,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,943
Amortization of discount on debt	38,629
(Increase) / decrease in assets:
Accounts receivables	(30,107)
Inventory	(876,629)
Other receivables	(19,392)
Other assets	23,460
Increase in liabilities:
Accounts payable and accrued expenses	12,667
Total Adjustments	(762,429)

Net cash used in operations	(1,407,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	41,565
Proceeds from payment on subscription receivable	5,500
Capital lease payments	9,882
Receivable from related parties	(49,492)
Loans payable - related party	915,060
Net cash provided by financing activities	922,515

Effect of exchange rate changes on cash and cash equivalents	376,928

Net decrease in cash and cash equivalents	(107,979)

Cash and cash equivalents, beginning balance	150,072

Cash and cash equivalents, ending balance	$42,093

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-
Interest payments	$282,949
Non-cash financing and investing activities
Stock issued for services	$–
Discount on debt	$38,629

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007

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
$-

Yarraman Australia’s assets are pledged as collateral for a loan advance owed by Yarraman Australia to a commercial bank. Prior to the Asset Purchase, the Trust was the borrower of this loan; subsequent to the Asset Purchase, Yarraman Australia assumed the loan. As of September 30, 2007 the outstanding balance on this debt was approximately $5,084,352.

On December 22, 2005, Yarraman Australia, the Trustee and the Trust, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Yarraman Winery, Inc. (formerly Dazzling Investments, Inc.), a company incorporated on December 6, 1996 under the laws of the State of Nevada. Under the terms of the Exchange Agreement, Yarraman Winery, Inc. issued 15,000,000 shares of its common stock for all the issued and outstanding shares of Yarraman Australia (the “Share Exchange”). This issuance of Yarraman Winery, Inc.’s common stock is intended to be exempt from registration under the Securities Act of 1933, as amended (“Securities Act”).  Henceforth, Yarraman Winery, Inc. or Yarraman Australia are to be referred to collectively as the “Company”, unless reference is made to the respective company for reference to events surrounding that company.

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

The Company produces and sells premium, super premium and ultra premium varietal wines. The Company’s wines are made from grapes grown at its vineyard (the “Vineyard”) and from grapes purchased from other Australian vineyards. The grapes are crushed, fermented and made into wine at the Company’s winery and the wines are sold principally under the Company’s Yarraman Estate Vineyard labels. Yarraman Australia’s vineyard and winery are located in the Upper Hunter Valley, approximately 200 miles north of Sydney, Australia.

Prior to the Exchange Agreement, on August 15, 2005, the Company’s Board of Directors’ declared a 4.55 for 1 common stock dividend to the shareholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 shares to 11,655,000 shares.  In connection with the Exchange Agreement, certain shareholders of the Company agreed to cancel an aggregate of 8,158,500 shares of the Company’s common stock resulting in 3,496,500 shares of common stock outstanding as a result of the reverse acquisition. All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

In connection with Exchange Agreement, on December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity.  Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. This right was relinquished in September 2006. The principal balance of the note has been collected as of December 31, 2006. Interest receivable amounting $36,851 is due on this Note as of September 30, 2007 and has been classified as other receivable in the accompanying financial statements.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The functional currency of Yarraman Australia is the Australian Dollar (“AUD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD” or “$”).

Principles of Consolidation
The consolidated financial statements include the accounts of Yarraman Winery, Inc. and its wholly owned subsidiary, Yarraman Estate Pty Limited, Inc, collectively referred to within as “the Company”. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $36,344 as of September 30, 2007.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated to $646 for the three months ended September 30, 2007 and $3,460 for the year ended June 30, 2007, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax payable of $24,920 as of September 30, 2007. The Company had a net consumption tax receivable of $9,761 as of June 30, 2007.

In addition to GST, the Company is required to collect wine equalisation tax (“WET”) on sales of wine product to non-exempt Australian customers. Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate receivable of $9,189 and $13,266 at September 30, 2007 and June 30, 2007, respectively.

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
During the year ending June 30, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. The Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at September 30, 2007 or subsequently. The sales, per management, were completed to infuse working capital into the Company for ongoing operations.

	September 30, 2007
	(unaudited)	June 30, 2007
Winemaking and packaging materials	$91,678	$97,858
Work in progress (costs related to unprocessed and
not yet bottled products)	3,520,288	3,434,408
Finished goods (bottled wine)	1,338,719	541,790
	$4,950,685	$4,074,056

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

As of September 30, 2007 and June 30, 2007 Property, Plant and Equipment consist of the following:

	September 30, 2007
	(unaudited)	June 30, 2007
Buildings and improvements	$38,410	$36,698
Land	940,315	898,400
Plant and equipment	4,190,646	4,003,850
Computer equipment	43,463	41,527
Furniture and Fixtures	23,894	22,830
	5,236,728	5,003,305
Accumulated depreciation	(903,581)	(767,730)
	$4,333,147	$4,235,575

Capital Lease Obligations
Included in Property, Plant and Equipment as of September 30, 2007 are $295,215 of net fixed assets that were purchased on capital lease arrangements.

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

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 there were no significant impairments of its long-lived assets.

Intangible Assets
Effective July 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.  No impairment loss was recognized for the year ended June 30, 2007. As of September 30, 2007 the intangible assets comprised of water licenses valued at $222,100, which are held in perpetuity.

Trademarks and other intangible assets determined to have indefinite useful lives are not amortized.  The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less. As of September 30, 2007 all trademarks and other intangibles had been fully amortized.

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

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended September 30, 2007 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Net loss per share
The Company has adopted SFAS 128, “Earnings per Share.” Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2007, there are no common share equivalents.

Translation Adjustment
As of September 30, 2007, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

Statement of Cash Flows
In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, and other receivables arising from their normal business activities. The Company places their cash in what they believe to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in Australia. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Comprehensive Income
The Company has adopted Financial Accounting Standard No. 103 (“SFAS 130”), “Reporting Comprehensive Income”. This statement establishes rules for the reporting of comprehensive income and its economic components. Comprehensive income consists of net loss to common shareholders and foreign currency translation adjustments and is presented in the consolidated statements of operations and stockholders’ equity.

Advertising
Advertising is expensed as incurred. Advertising expenses for the three months ended September 30, 2007 were approximately $987.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $25,603 for the three months ended September 30, 2007.

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

Reclassifications
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

-
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

NOTE 3 - CASH & CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2007 cash held in Australian banks are within Australian statutory limits.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2007 and June 30, 2007 the accounts payable and accrued expenses comprised of the following:

	September 30, 2007
	(unaudited)	June 30, 2007
Trade creditors	$815,194	$740,545
Accrued expenses	211,745	309,976
Payroll liabilities	68,295	32,046
Stock to be issued	117,000	117,000
	$1,212,234	$1,199,567

Included in accrued expenses is a provision for annual employee leave, it represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate.  As of September 30, 2007 and June 30, 2007 annual leave was $42,171 and $33,668, respectively.

At September 30, 2007 and June 30, 2007 included in accrued expenses is net consumption tax payable of $24,920 and receivable of $9,761, respectively, and a net WET tax receivable of $9,188 and $13,266, respectively.

NOTE 5 - MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2007 the Company’s largest customers, over 10% of total sales, accounted for 26.5% of sales. There was $208,201 receivable from the customers as of September 30, 2007.

For the three months ended September 30, 2007 Company had no vendors that accounted for more than 10% of purchases.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust that is their primary stockholder. The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

-
On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less than 15%. Under this agreement the Company must pay the Trustee $100,000 AUD (Australian Dollars) or approximately $82,100 USD (US Dollars) annually. This agreement was terminated on June 30, 2008.  During the three months ended September 30, 2007 and 2006 the Company paid the Trustee approximately $21,184 and $29,129, respectively.

NOTE 7 - LOANS PAYABLE - RELATED PARTY / DUE TO RELATED PARTY

-
On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan is $1,774,085. This loan advance is non-interest bearing. The loan is secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $887,043, is to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $887,043 is due and payable. The initial repayment date of February 2008 was extended to June 30, 2008.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $799,560. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,326 to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

As of June 30, 2008 both loan advances above totaling $1,774,085 and the $799,560 loan payable were converted into 6,559,524 shares of the Company common stock.

As the entire above loan advances, totaling $2,586,971, were non-interest bearing, the Company recorded an imputed interest of $980,665 which is recorded as discount on debt and a contribution of capital to the Company. This discount on debt is being amortized over the term that these loan advances are outstanding. During the three months ended September 30, 2007, the Company amortized $38,629 of this discount on debt recorded as interest expense. All these loan advances are recorded as long-term debt.

The following is a reconciliation of the above loan advances as of September 30, 2007:

December 21, 2005 advance	$1,774,085
May 1, 2006 advance	799,560
May 25, 2006	13,326
2,586,971
Discount on debt	(980,665)
1,606,306
Amortization of discount on debt (balance sheet purposes)	275,958
$1,882,264

-
As of September 30, 2007 the Company is indebted to a private company that is owned by one of the majority shareholders of the Company for $3,863,325. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 various advances and loans made to the Company by a private company that is owned by one of the Company’s majority shareholder were restructured into one loan agreement for approximately $3,289,000. This new loan includes approximately $689,000 related to a sale of wine by the related party to the Company. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $5,084,352 as of September 30, 2007. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD$2,400,000, or $2,132,160 of the above loan was converted into 5,440,476 shares of the Company’s common stock. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,104,152 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

NOTE 8 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia.  As of September 30, 2007 the total amount due under this facility, inclusive of interest, is $5,084,352. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments.  The principal balance was due and payable on December 31, 2007.  The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. This loan facility has been extended through to December 31, 2008 by the lender with the following changes in the loan agreement: Higher interest rate is to be 16.50% per annum, lower interest rate is to be 10.50% per annum and if the Company notifies the lender prior to 60 days of their intention to repay, there will be no repayment fee.

NOTE 9 - LEASES PAYABLE

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at September 30, 2007 are as follows:

Plant and equipment	$387,601
Less: Accumulated depreciation	(92,386)
$295,215

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at September 30, 2007 are as follows:

Total minimum lease payments	$262,327
Amount representing interest	(19,880)
Present value of net minimum lease payments	242,447
Current portion	(140,758)
Long-term capital lease obligation	$101,689

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Year ended
September 30, 2008	$166,177
September 30, 2009	64,844
September 30, 2010	31,306
$262,327

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

On July 16, 2007, as part of an employment agreement with Ian Long, President and Board Member, the Company agreed to sell 250,000 shares of its common stock to Mr. Long at the per share price of $0.44, for a total of $110,000. Mr. Long is paying for these shares over a five year period.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

-
On February 24, 2006 the Company entered into a consulting agreement with a company in New York to assist us to identify potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation the Company agreed to pay the firm a monthly, nonrefundable, fee of $6,500. In addition, the Company agreed to pay a transaction fee to this consultant that is based on a sliding percentage of any completed acquisition.  The original term of the contract was from March 1, 2006 until July 1, 2006, it was subsequently continued on a month-to-month basis. The total monthly fees paid under the agreement may be deducted from the total transaction fee. This agreement was terminated in April 2007. There were no fees paid under this agreement for the three months ended September 30, 2007.

-
On September 7, 2006 the Company entered into an agreement with a firm in New York, New York to provide the following services: strategic advisory, development and evaluation financing or capital raising alternatives and merger and acquisition services.  As compensation the Company agreed to pay a retainer of $35,000, of which $10,000 was paid, plus certain percentages of financing or capital that is raised and merger acquisitions completed.  The term of the contract was for six months, ending in February 2007.  The agreement was not renewed and the firm waived the remaining $25,000 retainer fee.

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

Milestone 1 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 2 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 3 - 100,000 shares of stock, or $200,000 in shares, whichever is greater

As of June 30, 2007 Milestone 1 was completed and the Company accrued $117,000 in consulting expense. The Company issued 50,000 shares of common stock related thereto as of September 20, 2008.

In addition to the above, the Company agreed to pay the consultant approximately $4,700 per month starting on November 1, 2006 and ending upon the completion of a potential business merger that was not completed. This agreement was terminated in June 2007. During the year ended June 30, 2007 the Company paid $22,500 to this consultant.

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

Arbitration

The Company had entered into arbitration on a legal matter regarding one of their grape processing arrangements.  A dispute had arisen regarding storage charges that were invoiced related to the storage of wine processed under the arrangement.  The total amount in dispute was approximately $165,000.  This amount has been recorded in income during the fiscal years ended June 30, 2006, 2005 and 2004.  No reserve had been accrued for this amount as the Company intended to vigorously defend their position. In the year ended June 30, 2007 this arbitration matter was mutually dropped by both parties.

NOTE 12 - SUBSEQUENT EVENTS

On September 5, 2008 the Company entered into an Implementation Agreement with Asia Distributions Limited (ADSL), a public company in the United Kingdom, whereby the two companies propose to merge by means of an offer to be made on behalf of the Company to consist of 63,330,000 shares the Company’s common stock, in exchange for the entire share capital of ADSL, issued and to be issued, including 30,676,000 shares currently in issue and approximately 2,143,358 shares to be issued. The formal offer is to be made to ADSL shareholders prior to October 16, 2008.
Included and contemporaneous with the offer in the Implementation Agreement, the Company proposes to acquire assets owned by the Trust. The asset is a vineyard and related plant and equipment that Yarraman Australia previously leased from January 1, 2006 through May 31, 2007. The purchase price is expected to be approximately $11,000,000.

Subsequent to March 31, 2008 the Company issued 700,000 shares of common stock to various Officers, Directors and vendors in payment of services rendered. The Company has recorded as an expense the value of the shares issued, $315,000, based on a per share price of $0.45.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2007.

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

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, “Goodwill and Other Intangible Assets” and “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

NATURE OF THE OPERATIONS OF THE COMPANY

Background

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
Yarraman was awarded the Upper Hunter Exporter of the year award at the 2008 Hunter Export Awards. The annual Hunter Export Awards are held annually to recognize outstanding performance by exporters from all industries within the Hunter Valley region of New South Wales, Australia.

Product Overview

We offer a variety of wine for sale to retail customers. Our product line consists of:

Classic Hunter

Under the Classic Hunter label, we produce and sell the following wines in 750ml bottles: Shiraz, Chardonnay, Merlot and Gewurztraminer. The Shiraz is our largest selling varietal in this range and has become the product most associated with the “Yarraman Classic Hunter” label. The wines sell for approximately US$23 per bottle.

These wines have received numerous awards and medals in the last three years from international and Australian wine shows including the International Wine and Food Society, the Hunter Valley Show, the Royal Adelaide Show, the Sydney Royal Wine Show and the Melbourne Wine Show. The Shiraz and Merlot were recently awarded 4 ½ stars by the highly influential Australian wine magazine, Winestate. The Merlot is currently one of the finalists for the Winestate 2008 Wine Of The Year Award. The Shiraz also received a Silver medal at the 2008 Hunter Valley Wine Show.

Black Cypress

Under the Black Cypress label, we currently produce and sell the following types of wines in 750ml bottles: Shiraz, Cabernet Merlot, Shiraz Rose, Chardonnay, Verdelho, Semillon, Sauvignon Blanc, Gewurztraminer and Chambourcin. The wines sell for approximately US$16 per bottle.

These wines have received numerous awards and medals in the last four years from international and Australian wine shows including New World Wine Awards (NZ), the Winestate Shiraz Challenge, the International Food and Wine Society, the Hunter Valley Show, the Royal Adelaide Show, the Sydney Royal Wine Show and the Melbourne Wine Show. The Shiraz was recently awarded a Silver medal at the 2008 Hunter Valley Wine Show. The Cabernet Merlot was awarded 4 ½ stars by influential Australian wine magazine Winestate, in their “Best Wines of 2007” issue.

Red Horse Range

In May 2006, we exported our first shipment of wines to our new distributor, Robert Whale Selections, in the United States. Under this label the range of wines is comprised of Shiraz Cabernet, Caberenet Merlot, Chardonnay and Semillon Verdelho and retail for approximately US$13 per bottle. In the year ended June 30, 2008 we sold approximately 5,500 cases through this distributor.

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

The Bolter

The Bolter collection is a range of wines which was released in November 2005 targeting domestic and international markets. This range was previously produced exclusively for a third party who would then sell to wholesalers and retailers. In June 2007 we assumed control of all sale and distribution for this collection. These wines are currently sold to a broad range of liquor retailers in Australia, with a suggested retail price for these wines of approximately US$10. During the year ended June 30, 2008 we sold approximately 25,000 cases of this collection, compared to no sales in the year ended June 30, 2007.

The Bolter collection sells the following range of wines in 750 ml bottles: Shiraz, Cabernet Merlot, Classic Dry White and Chardonnay.

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
The Yarraman Race Club collection sells the following range of wines in 750ml bottles: Verdelho, Chardonnay, Rose, Shiraz and Cabernet Merlot. The wines sell for approximately US$13.50. The Cabernet Merlot was awarded 3 stars and the Shiraz 4 stars by the influential Australian wine magazine Winestate.

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

Export Wine Sales

In 2007 Australian wine exports grew to 785 million litres. The average price per litre increased 3% to US$3.25, the first time in five years that the average price for Australian wine exports has increased. The overall dollar value of these exports grew by 6.4% to US$2.55 billion. The United Kingdom remains the largest overseas market at 290 million litres (36.9%) , however the average value per litre is well below the overall average, at US$2.88. The United States is the second largest overseas market at 204 million litres (25.9%). The average value per litre in this market is well above the overall average, at $3.81 per litre. Yarraman Australia ships approximately 10,000 cases per year to the United States market.

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

China has become the fastest growing export market for Yarraman wines and will quickly become our single largest export market by volume and value. Yarraman has received purchase orders and a confirmed shipping schedule for 8,800 cases of wine to be delivered to Shanghai Sing Xia Trading Co (a subsidiary of Asia Distribution Solutions Ltd). The total volume will be shipped during the period August 2008 through November 2008. As of September 2008 we have shipped approximately 3,300 cases.

With continuing investment and development in our brands, we plan to capitalize on consumer demand in our primary export markets of the United States, Canada, United Kingdom, Ireland and Asia. We have also explored certain parts of Central Europe and China as being areas in which, with carefully selected chosen partners, it can develop branded and non-branded wine distribution.

Our wines are distributed by independent companies in the following countries:

s	USA	s	Canada	s	Malaysia
s	Denmark	s	Poland	s	Japan
s	Switzerland	s	Germany
s	Ireland	s	United Kingdom

We export approximately 50% of our annual volume production.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months ended September 30,
	2007		2006
Revenue	$672,994	100%	$404,745	100%

Cost of Revenue	464,365	69%	280,062	69%

Gross Profit	208,629	31%	124,683	31%

Other (Income) Expense	223,165	33%	153,040	38%

Operating expenses	630,457	94%	553,526	137%

Loss before income tax	(644,993)	96%	(581,883)	(144)%

Income tax expenses	0	0	0	0

Net Income(loss)	$(644,993)	96%	($581,883)	(144)%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Revenue was $672,994 in the three months ended September 30, 2007 compared to $404,745 in the three months ended September 30, 2006. The increase in revenues of $268,249, or approximately 66%, was a direct result of an increase in sales of approximately $196,561 from our sales team under the direction of our consultant from Delta Dawn in an organized effort to increase domestic sales. In addition, the effect of the fluctuation in the exchange rate between the Australian Dollar and the US Dollar of approximately $71,688.

Cost of Revenue. Cost of revenue was $464,365 in the three months ended September 30, 2007 compared to $280,062 in the three months ended September 30, 2006, an increase of $184,303. As a percentage of revenue, cost of revenue was 69% in the three months ended September 30, 2007 compared to 69% in the three months ended September 30, 2006. The increase in cost of revenue is primarily due to the dollar increase in our sales.

Gross Profit (Loss). Gross profit was $208,629 in the three months ended September 30, 2007 compared to gross profit of $124,683 in the three months ended September 30, 2006. As a percentage of revenues, gross profit was 31% in the three months ended September 30, 2007 compared to 31% in the three months ended September 30, 2006.

Other Income (Expense). Other expense was $223,165 in the three months ended September 30, 2007 compared to $153,040 in the three months ended September 30, 2006. The increase in other expense of $70,125 was primarily attributable to an increase in our interest expense of $43,003. Our interest expense increased substantially due to increased borrowings as described in our financial statements.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $630,457 in the three months ended September 30, 2007 compared to $553,526 in the three months ended September 30, 2006. This is an increase of $76,931 or approximately 14% from the 2006 period to the 2007 period. This increase was primarily attributable to an increase in our compensation and professional fees related to an accrual of $273,600 for services provided by directors, officers and vendors of the Company. Without these one time expenses our actual sales, general and administrative expenses decreased by approximately $202,169 due to cost saving measures implemented by management.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 94% in the three months ended September 30, 2007 from 137% in the three months ended September 30, 2006 due to the reasons as discussed above.

Net Income (Loss). Our net loss was $644,993 in the three months ended September 30, 2007 compared to a net loss of $581,883 in the three months ended September 30, 2006. This increase in loss was primarily attributable to an increase in our general expenses as described above.

Liquidity and Capital Resources

As of September 30, 2007, we had $42,093 of cash and cash equivalents and $941,312 of working capital as compared to $150,072 and $1,067,047 respectively, at June 30, 2007. Cash flow from operations is expected to improve as a result of our cost cutting measures, including the termination of the Wirrilla lease and related operating costs and improved sales. Cash flow from financing activities is expected to improve as the Company converted approximately $4,500,000 of debt into equity by issuing 12,000,000 shares of common stock.

On December 21, 2005, we entered into a long term, loan with Delta Dawn with an initial principal balance of AU$1,612,666. According to the repayment terms, 50% of the loan balance is first due after the first 25 months and the remaining balance is otherwise payable for 36 equal monthly installments thereafter. After the 36 months, the entire remaining balance becomes due and payable immediately. On June 30, 2008 Delta Dawn agreed to convert this loan to equity and received approximately 4,516,900 shares of common stock.

An additional loan agreement was also signed on May 1, 2006 with Delta Dawn, with a principal amount of $656,000. This loan was provided to assist with our working capital requirements due to the low level of sales revenue generated during the period. On June 30, 2008 Delta Dawn agreed to convert this loan to equity and received approximately 2,042,600 shares of common stock.

On May 25, 2006, Delta Dawn loaned us an additional $10,950 to be paid according to the terms of the May 1, 2006 loan.

As of June 30, 2007 the Company is indebted to Whinners Pty., Ltd., owned by Geoffrey White, one of the unit holders of the Company’s majority shareholder for $3,289,000. This related party has made various advances, loans and payments on behalf of the Company and has provided necessary cash flow. On July 1, 2007 these advances and loans, including additional loans and advances made subsequent to June 30, 2007, were restructured into one loan agreement for approximately $3,289,000. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from Provident, such loan totaling $5,084,352 as of September 30, 2007. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. As of June 30, 2008 Whinners Pty., Ltd. agreed to convert approximately $2,132,160 of this debt into equity and received 5,440,476 shares of common stock. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,104,152 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $5,084,352. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

The Company has engaged professional investment bankers in the United States to raise an additional $3,500,000. In addition the company has been working on an acquisition, as explained in the footnotes to the financial statements, that would also improve its liquidity.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. The office is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, the principal executive officer and principal financial officer concluded that a deficiency was identified in the Company's internal controls over financial reporting which constituted a "material weakness." Accordingly, management concluded that the Company's disclosure controls and procedures were not effective.

The material weakness was the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective, and timely, oversight and review over the Company's financial close and reporting process.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 16, 2007 the Company sold 250,000 shares to Ian Long, President and Board Member at a price of $0.44 per share, a total of $110,000.
.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

On September 20, 2007 Wayne Rockall resigned as our Chief Executive Officer. On September 25, 2008 we appointed Ian Long as our Chief Executive Officer.

On October 1, 2007 Raymond Brien was appointed our Chief Financial Officer, which he then resigned on June 30, 2008. On September 25, 2008 we appointed Lawrence Lichter as our Chief Financial Officer.

On September 20, 2007 Mark Valencic resigned as our Secretary. On September 20, 2007 Lawrence Lichter was appointed as our Secretary.

On May 1, 2008 William Middleton resigned from our Board of Directors. On May 1, 2008 Gary Blom was elected to our Board of Directors and on June 24, 2008 Ian Long was elected to our Board of Directors.

ITEM 6.   EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YARRAMAN WINERY, INC.

Date: October 15, 2008	By:	/s/ Ian Long
Name: Ian Long
Title: Chief Executive Officer