Form 10QSB
period 2007-12-31
YARRAMAN WINERY, INC.
filed 2008-10-16
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

December 31, 2007

TABLE OF CONTENTS

Consolidated Unaudited Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flow	6

Notes to Consolidated Unaudited Financial Statements	7-22

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2007	2007
Current Assets	(Unaudited)
Cash and cash equivalents	$6,878	$150,072
Accounts receivable, net	844,013	775,718
Inventory	4,696,879	4,074,056
Other receivables	210,386	85,931
Due from related parties	61,266	-
Other assets	246,850	227,672
Total Current Assets	6,066,272	5,313,449

Property, plant and equipment, net	4,195,343	4,235,575

Intangible asset	219,183	212,200

	$10,480,798	$9,761,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,393,968	$1,199,567
Capital leases, current portion	131,049	140,849
Due to related party	3,887,900	2,905,986
Total Current Liabilities	5,412,917	4,246,402

Long Term Liabilities:
Capital leases, net of current portion	72,962	124,847
Loans payable - related party	1,908,425	1,749,097
Long-term debt	5,026,016	4,818,008
Total Long Term Liabilities	7,007,403	6,691,952

Total Liabilities	12,420,320	10,938,354

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 90,000,000 authorized 25,250,000 and 25,000,000 shares issued and outstanding, respectively	25,250	25,000
Additional paid in capital	5,565,002	5,455,252
Subscription receivable	(99,000)	—
Other comprehensive income	291,594	10,977
Accumulated deficit	(7,722,370)	(6,668,359)
Total Stockholders' Equity (Deficit)	(1,939,524)	(1,177,130)

	$10,480,798	$9,761,224

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended December 31,	Six month period ended December 31,
	2007	2007

Sales, net	$793,716	$1,466,710
Cost of sales	576,218	1,040,583
Gross profit (loss)	217,498	426,128

Selling, general and administrative expenses	390,688	1,021,145

Loss from operations	(173,190)	(595,017)

Other (Income) Expense
Interest income	(227)	(954)
Interest expense	272,981	472,615
Other (income) expenses net	1,946	24,977
Gain on sale of fixed asset	(5,818)	(5,818)
Transaction gain (loss) on foreign currency	(33,057)	(31,830)
Total Other (Income) Expense	235,825	458,990

Loss before income taxes	(409,015)	(1,054,007)

Provision for income taxes	-	-

Net loss	(409,015)	(1,054,007)

Other comprehensive income (loss)
Foreign currency translation	35,740	280,617

Comprehensive Loss	$(373,276)	$(773,391)

Net loss per share:
Basic & diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding:
Basic & diluted	25,250,000	25,250,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,054,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181,111
Amortization of discount on debt	101,773
(Increase) / decrease in assets:
Accounts receivables	(68,295)
Inventory	(622,823)
Other receivables	(124,455)
Other assets	(19,178)
Increase in liabilities:
Accounts payable and accrued expenses	195,865
Total Adjustments	(356,002)

Net cash used in operations	(1,410,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	49,470
Collection on subscription receivable	11,000
Capital lease payments	(70,429)
Receivable from related parties	(61,266)
Loans payable - related party	886,292
Net cash provided by (used in) financing activities	815,067

Effect of exchange rate changes on cash and cash equivalents	454,883

Net decrease in cash and cash equivalents	(143,194)

Cash and cash equivalents, beginning balance	150,072

Cash and cash equivalents, ending balance	$6,878

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-
Interest payments	$249,290
Non-cash financing and investing activities
Discount on debt	$101,773

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2007

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
$-

Yarraman Australia’s assets are pledged as collateral for a loan advance owed by Yarraman Australia to a commercial bank. Prior to the Asset Purchase, the Trust was the borrower of this loan; subsequent to the Asset Purchase, Yarraman Australia assumed the loan. As of December 31, 2007 the outstanding balance on this debt was approximately $5,026,016.

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

In connection with Exchange Agreement, on December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity.  Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. This right was relinquished in September 2006. The principal balance of the note has been collected as of December 31, 2006. Interest receivable amounting $36,851 is due on this Note as of December 31, 2007 and has been classified as other receivable in the accompanying financial statements.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent their realizable or settlement value. As shown in the financial statements, during the year ended June 30, 2007 the Company incurred a loss of $4,452,780. During the six months ended December 31, 2007 the Company incurred a loss of $684,878. In addition, the Company has suffered recurring losses from operations, cash deficiencies and the inability to meets its maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $24,966 and $42,440 as of December 31, 2007 and June 30, 2007, respectively.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated to $1,324 for the six months ended December 31, 2007 and $3,460 for the year ended June 30, 2007, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax payable of $16,598 as of December 31, 2007. The Company had a net consumption tax receivable of $9,761 as of June 30, 2007.

In addition to GST, the Company is required to collect wine equalisation tax (“WET”) on sales of wine product to non-exempt Australian customers. Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate receivable of $84,288 at December 31, 2007.

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

During the six months ending December 31, 2007, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. The Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at December 31, 2007 or subsequently. The sales, per management, were completed to infuse working capital into the Company for ongoing operations.

	December 31, 2007
	(unaudited)	June 30, 2007
Winemaking and packaging materials	$214,690	$97,858
Work in progress (costs related to unprocessed and
not yet bottled products)	3,287,785	3,434,408
Finished goods (bottled wine)	1,194,404	541,790
	$4,696,879	$4,074,056

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

As of December 31, 2007 and June 30, 2007 Property, Plant and Equipment consist of the following:

	December 31, 2007
	(unaudited)	June 30, 2007
Buildings and improvements	$37,905	$36,698
Land	927,963	898,400
Plant and equipment	4,136,535	4,003,850
Computer equipment	45,089	41,527
Furniture and Fixtures	23,580	22,830
	5,171,072	5,003,305
Accumulated depreciation	(975,729)	(767,730)
	$4,195,343	$4,235,575

Capital Lease Obligations
Included in Property, Plant and Equipment as of December 31, 2007 are $299,936 of net fixed assets that were purchased on capital lease arrangements.

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

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

Intangible Assets
Effective July 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.  No impairment loss was recognized for the year ended June 30, 2007. As of December 31, 2007 the intangible assets comprised of water licenses valued at $219,183, which are held in perpetuity.

Trademarks and other intangible assets determined to have indefinite useful lives are not amortized.  The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less. As of December 31, 2007 all trademarks and other intangibles had been fully amortized.

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

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months ended December 31, 2007 and the year ended June 30, 2007 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Net loss per share
The Company has adopted SFAS 128, “Earnings per Share.” Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2007 and June 30, 2007, there are no common share equivalents.

Translation Adjustment
As of December 31, 2007, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

Advertising
Advertising is expensed as incurred. Advertising expenses for the six months ended December 31, 2007 were approximately $3,697.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $69,558 for the six months ended December 31, 2007.

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

NOTE 4 - CASH & CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2007 cash held in Australian Banks are within Australian statuatory limits.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2007 and June 30, 2007 the accounts payable and accrued expenses comprised of the following:

	December 31, 2007
	(unaudited)	June 30, 2007
Trade creditors	$922,219	$740,545
Accrued expenses	259,126	309,976
Payroll liabilities	95,622	32,046
Stock to be issued	117,000	117,000
	$1,393,968	$1,199,567

Included in accrued expenses is a provision for annual employee leave, it represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of December 31, 2007 and June 30, 2007 annual leave was $33,685 and $33,668, respectively.

At December 31, 2007 and June 30, 2007 included in accrued expenses is a net consumption tax receivable of $16,598 and $9,761, respectively and a net WET tax receivable of $84,288 and $13,266, respectively.

NOTE 6 - MAJOR CUSTOMERS AND VENDORS

For the six months ended December 31, 2007 the Company’s largest customers, over 10% of total sales, accounted for 16% of sales, respectively. There was $256,055 receivable from the customers as of December 31, 2007.

For the six months ended December 31, 2007 Company had no vendors that accounted for more than 10% of purchases.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust that is their primary stockholder. The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

-
On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less than 15%. Under this agreement the Company must pay the Trustee $100,000 AUD (Australian Dollars) or approximately $82,100 USD (US Dollars) annually. This agreement was terminated on June 30, 2008.  During the six months ended December 31, 2007 and 2006 the Company paid the Trustee approximately $43,446 and $53,824, respectively.

NOTE 8 - LOANS PAYABLE - RELATED PARTY / DUE TO RELATED PARTY

-
On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan is $1,750,781. This loan advance is non-interest bearing. The loan is secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $875,391, is to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $875,391 is due and payable. The initial repayment date of February 2008 was extended to June 30, 2008.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $789,057. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,151 to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

As of June 30, 2008 both loan advances above totaling $1,750,781 and the $789,057 loan payable were converted into 6,559,524 shares of the Company common stock.

As the entire above loan advances, totaling $2,552,989 were non-interest bearing, the Company recorded an imputed interest of $967,784 which is recorded as discount on debt and a contribution of capital to the Company. This discount on debt is being amortized over the term that these loan advances are outstanding. During the six months ended December 31, 2007, the Company amortized $85,891 of this discount on debt recorded as interest expense. All these loan advances are recorded as long-term debt.

The following is a reconciliation of the above loan advances as of December 31, 2007:

December 21, 2005 advance	$1,750,782
May 1, 2006 advance	789,057
May 25, 2006	13,151
2,552,989
Discount on debt	(967,784)
1,585,205
Amortization of discount on debt (balance sheet purposes)	323,220
$1,908,425

-
As of December 31, 2007 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders for $3,887,900. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balances ranging between 0% and 10% per annum.

On July 1, 2007 various advances and loans made to the Company by a private company that is owned by one of the unit holders of the Company’s majority shareholders were restructured into one loan agreement for approximately $3,289,000. This new loan includes approximately $689,000 related to a sale of wine by the related party to the Company. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. As of December 31, 2007 the balance on this portion of the loan was $689,000. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $5,026,016 as of December 31, 2007. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 AUD$2,400,000, or $2,104,152, of the above loan was converted into 5,440,476 shares of the Company’s common stock.On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,104,152 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

NOTE 9 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia. As of December 31, 2007 the total amount due under this facility, inclusive of interest, is $5,084,352. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance was due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. This loan facility has been extended through to December 31, 2008 by the lender with the following changes in the loan agreement: Higher interest rate is to be 16.50% per annum, lower interest rate is to be 10.50% per annum and if the Company notifies the lender prior to 60 days of their intention to repay, there will be no repayment fee.

NOTE 10 - LEASES PAYABLE

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at December 31, 2007 are as follows:

Plant and equipment	$412,928
Less: Accumulated depreciation	(112,992)
$299,936

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at December 31, 2007 are as follows:

Total minimum lease payments	$228,299
Amount representing interest	(24,289)
Present value of net minimum lease payments	204,010
Current portion	(131,049)
Long-term capital lease obligation	$72,962

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Year ended
December 31, 2008	$151,065
December 31, 2009	61,787
December 31, 2010	15,447
$228,299

NOTE 11 - STOCKHOLDERS’ EQUITY

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

-
On February 24, 2006 the Company entered into a consulting agreement with a company in New York to assist us to identify potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation the Company agreed to pay the firm a monthly, nonrefundable, fee of $6,500. In addition, the Company agreed to pay a transaction fee to this consultant that is based on a sliding percentage of any completed acquisition.  The original term of the contract was from March 1, 2006 until July 1, 2006, it was subsequently continued on a month-to-month basis. The total monthly fees paid under the agreement may be deducted from the total transaction fee. This agreement was terminated in April 2007. There were no fees paid under this agreement for the six months ended December 31, 2007.

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

Milestone 1 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 2 - 50,000 shares of stock, or $100,000 in shares, whichever is greater
Milestone 3 - 100,000 shares of stock, or $200,000 in shares, whichever is greater

As of June 30, 2007 Milestone 1 was completed and the Company accrued $117,000 in consulting exense. The Company issued 50,000 shares of common stock related thereto as of September 20, 2008.

In addition to the above, the Company agreed to pay the consultant approximately $4,700 per month starting on November 1, 2006 and ending upon the completion of a potential business merger that was not completed. This agreement was terminated in June 2007. During the year ended June 30, 2007 the Company paid approximately $22,500 to this consultant.

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

NOTE 13 - SUBSEQUENT EVENTS

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

Included and contemporaneous with the offer in the Implementation Agreement, the Company proposes to acquire assets owned by the Trust.  The asset is a vineyard and related plant and equuipment that Yarraman Australia previously leased from January 1, 2006 through May 31, 2007.  The purchase price is expected to be approximately $11,000,000.

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

Black Cypress

Under the Black Cypress label, we currently produce and sell the following types of wines in 750ml bottles: Shiraz, Cabernet Merlot, Shiraz Rose, Chardonnay, Verdelho, Semillon, Savignon Blanc, Gewurztraminer and Chambourcin. The wines sell for approximately US$16 per bottle.

These wines have received numerous awards and medals in the last four years from international and Australian wine shows including New World Wine Awards (NZ), the Winestate Shiraz Challenge, the International Food and Wine Society, the Hunter Valley Show, the Royal Adelaide Show, the Sydney Royal Wine Show and the Melbourne Wine Show. The Shiraz was recently awarded a Silver medal at the 2008 Hunter Valley Wine Show. The Cabernet Merlot was awarded 4 ½ stars by influential Australian wine magazine Winestate, in their “Best Wines of 2007 “ issue.

Red Horse Range

In May 2006, we exported our first shipment of wines to our new distributor, Robert Whale Selections, in the United States. Under this label the range of wines is comprised of Shiraz Cabernet, Caberenet Merlot, Chardonnay and Semillon Verdelho and retail for approximately US$13 per bottle. In the year ended June 30, 2008 we sold approximately 5,500 cases of wine through this distributor.

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

Our wines are distributed by independent companies in the following countries:

s	Canada	s	USA	s	Poland
s	Japan	s	Denmark	s	Switzerland
s	Germany	s	United Kingdom	s	Ireland
s	Malaysia

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

	Three Months ended December 31,
	2007		2006

Revenue	$793,716	100%	$431,798	100%
Cost of Revenue	$576,218	73%	$300,500	70%
Gross Profit	$217,498	27%	$131,298	30%
Other (Income) Expense	$235,825	30%	$224,047	52%
General and administrative expenses	$390,688	49%	$1,206,605	279%
Income (loss) before income tax	$(409,015)	(52)%	$(1,299,354)	(301)%
Income tax expenses	$0	0%	$0	0%
Net Income (loss)	$(409,015)	(52)%	$(1,299,354)	(301)%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenue. Revenue was $793,716 in the three months ended December 31, 2007 compared to $431,798 in the three months ended December 31, 2006. The increase in revenues of $361,918 or approximately 84%, was primarily related to an increase in our domestic sales of $259,031.

Cost of Revenue. Cost of revenue was $576,218 in the three months ended December 31, 2007 compared to $300,500 in the three months ended December 31, 2006, an increase of $275,718. As a percentage of revenue, cost of revenue was 73% in the three months ended December 31, 2007 compared to 70% in the three months ended December 31, 2006, an increase of 3%. The increase in cost of revenue is primarily due to the increase in our bulk wine sales during the second quarter which have a lower profit margin.

Gross Profit. Gross profit was $217,498 in the three months ended December 31, 2007 compared to $131,298 in the three months ended December 31, 2006. As a percentage of revenues, gross profit decreased to 27% in the three months ended December 31, 2007 from 30% in the three months ended December 31, 2006 for the reasons discussed above.

Other Income (Expense). Other expense was $235,825 in the three months ended December 31, 2007 compared to $224,047 in the three months ended December 31, 2006. The increase in other expense of $11,778 was primarily attributable to an increase in our interest expense of $52,160. Our interest expense increased substantially due to increased borrowings as described in our financial statements.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $390,688 in the three months ended December 31, 2007 compared to $1,206,605 in the three months ended December 31, 2006. This is a decrease of $815,917 or approximately 68% from the 2006 period to the 2007 period. This decrease was primarily attributable to higher expenses in the three months end December 31, 2006 as we recorded a $197,333 valuation reserve on our inventory, increase due to the write off of unrecoverable vineyard costs resulting from our decision not to make a vintage in 2007 and the recording of $117,000 in expense related to stock issued to a consultant based on a contractual agreement.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 49% in the three months ended December 31, 2007 from 279% in the three months ended December 31, 2006 due to the reasons as discussed above.

Net Income (Loss). Our net loss was $409,015 in the three months ended December 301 2007 compared to a net loss of $1,299,354 in the three months ended December 31, 2006. This decrease in loss was primarily attributable to an increase in our sales, a decrease in our cost of sales as described above combined with the decrease in sales, general and administrative costs also outlined above.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

	Six Months ended December 31,
	2007		2006

Revenue	$1,466,710	100%	$836,543	100%
Cost of Revenue	$1,040,583	71%	$580,562	69%
Gross Profit	$426,128	29%	$255,981	31%
Other (Income) Expense	$458,990	31%	$377,087	45%
General and administrative expenses	$1,021,145	70%	$1,760,131	210%
Income (loss) before income tax	$(1,054,007)	(72)%	$(1,881,237)	(225)%
Income tax expenses	$0	0%	$0	0%
Net Income (loss)	$(1,054,007)	(72)%	$(1,881,237)	(225)%

Revenue. Revenue was $1,466,710 in the six months ended December 31, 2007 compared to $836,543 in the six months ended December 31, 2006. The increase in revenues of $630,167 or approximately 75%, was primarily related to the following items: (1) an increase in our domestic sales of $413,500, (2) an increase in our bulk wine sales of $398,000, (3) a decrease in our retail and international sales of $189,400 and (4) the effect of fluctuation in the exchange rate between the Australian Dollar and the US Dollar of approximately USD$41,800.

Cost of Revenue. Cost of revenue was $1,040,583 in the six months ended December 31, 2007 compared to $580,562 in the six months ended December 31, 2006, an increase of $460,021. As a percentage of revenue, cost of revenue was 71% in the six months ended December 31, 2007 compared to 69% in the six months ended December 31, 2006. The increase in cost of revenue as a percentage of sales is primarily due to the increase in bulk wine sales which has a lower profit margin.

Gross Profit. Gross profit was $426,128 in the six months ended December 31, 2007 compared to $255,981 in the six months ended December 31, 2006. As a percentage of revenues, gross profit decreased to 29% in the six months ended December 31, 2007 from 31% in the six months ended December 31, 2006 for the reasons discussed above.

Other Income (Expense). Other expense was $458,990 in the six months ended December 31, 2007 compared to $377,087 in the six months ended December 31, 2006. The increase in other expense of $81,903 was primarily attributable to an increase in our interest expense of $95,163. Our interest expense increased substantially due to increased borrowings as described in our financial statements.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $1,021,145 in the six months ended December 31, 2007 compared to $1,760,131 in the six months ended December 31, 2006. This is a decrease of $738,986 or approximately 42% from the 2006 period to the 2007 period. This decrease was primarily attributable to a decrease in our expenses related to vineyard and winery costs of $512,980 as we did not produce a 2006 vintage and these costs were not therefore capitalized as part of our inventory. Also we had a reduction in expenses related to cost cutting measures in salaries, and consulting fees of $324,800, and $(230,900) due to the effect of the fluctuation in the exchange rate between the Australian Dollar and the US Dollar.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 70% in the six months ended December 31, 2007 from 210% in the six months ended December 31, 2006 due to the reasons as discussed above.

Net Income (Loss). Our net loss was $1,054,007 in the six months ended December 31, 2007 compared to a net loss of $1,881,237 in the six months ended December 31, 2006. This decrease in loss was primarily attributable to an increase on our sales, a decrease in our cost of sales as described above combined with the decrease in sales, general and administrative costs also outlined above.

Liquidity and Capital Resources

As of December 31, 2007, we had $6,878 of cash and cash equivalents and $653,355 of working capital as compared to $150,072 and $1,067,047, respectively, at June 30, 2007. Cash flow from operations is expected to improve as a result of our cost cutting measures, including the termination of the Wirrilla lease and related operating costs and improved sales. Cash flow from financing activities is expected to improve as the Company converted approximately $4,500,000 of debt into equity by issuing 12,000,000 shares of common stock.

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

As of June 30, 2007 the Company is indebted to Whinners Pty., Ltd., owned by Geoffrey White, one of the unit holders of the Company’s majority shareholder for $3,289,000. This related party has made various advances, loans and payments on behalf of the Company and has provided necessary cash flow. On July 1, 2007 these advances and loans, including additional loans and advances made subsequent to June 30, 2007, were restructured into one loan agreement for approximately $3,289,000. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from Provident, such loan totaling $5,026,016 as of December 31, 2007. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. As of June 30, 2008 Whinners Pty., Ltd. agreed to convert approximately $2,104,152 of this debt into equity and received 5,440,476 shares of common stock.On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,104,152 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $5,026,016. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

The Company has engaged professional investment bankers in the United States to raise an additional $3,500,000. In addition the company has been working on an acquisition, as explained in the footnotes to the financial statements that would also improve its liquidity.

ITEM 3.  CONTROLS AND PROCEDURES

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 16, 2007 the Company sold 250,000 shares of common stock to Ian Long, President and Board Member at a price of $0.44 per share, a total of $110,000.

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