Form 10QSB
period 2008-03-31
YARRAMAN WINERY, INC.
filed 2008-10-16
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

TABLE OF CONTENTS

Consolidated Unaudited Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flow	6

Notes to Consolidated Unaudited Financial Statements	7-21

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2008	2007
Current Assets	(Unaudited)
Cash and cash equivalents	$17,964	$150,072
Accounts receivable, net	600,893	775,718
Inventory	5,181,058	4,074,056
Other receivables	173,189	85,931
Due from related parties	64,136	—
Other assets	156,379	227,672
Total Current Assets	6,193,619	5,313,449

Property, plant and equipment, net	4,320,447	4,235,575

Intangible asset	229,450	212,200

	$10,743,516	$9,761,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,609,179	$1,199,567
Capital leases, current portion	99,049	140,849
Due to related party	4,112,244	2,905,986
Total Current Liabilities	5,802,472	4,246,402

Long Term Liabilities:
Capital leases, net of current portion	74,734	124,847
Loans payable - related party	2,051,095	1,749,097
Long-term debt	5,261,139	4,818,008
Total Long Term Liabilities	7,386,968	6,691,952

Total Liabilities	13,207,440	10,938,353

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 90,000,000 shares authorized 25,250,000 shares and 25,000,000 shares issued and outstanding, respectively	25,250	25,000
Additional paid in capital	5,565,002	5,455,252
Subscription receivable	(93,500)	—
Other comprehensive income	206,107	10,977
Accumulated deficit	(8,166,784)	(6,668,359)
Total Stockholders' Equity (Deficit)	(2,463,925)	(1,177,130)

	$10,743,516	$9,761,224

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended March 31,	Nine month period ended March 31,
	2008	2008

Sales, net	$603,984	$2,070,694
Cost of sales	379,244	1,419,827
Gross profit (loss)	224,740	650,867

Selling, general and administrative expenses	432,579	1,453,724
Total operating expenses	432,579	1,453,724

Loss from operations	(207,839)	(802,857)

Other (Income) Expense
Interest income	(13)	(967)
Interest expense	239,366	711,981
Other (income) expenses net	(3,085)	21,892
Merger and acquisition costs	-	-
Gain on sale of fixed asset	(152)	(5,970)
Transaction gain (loss) on foreign currency	460	(31,370)
Total Other (Income) Expense	236,576	695,567

Loss before income taxes	(444,416)	(1,498,424)

Provision for income taxes	-	-

Net loss	(444,416)	(1,498,424)

Other comprehensive income (loss)
Foreign currency translation	(85,487)	195,130

Comprehensive Loss	$(529,902)	$(1,303,293)

Net loss per share:
Basic & diluted	$(0.02)	$(0.06)

Weighted average number of shares outstanding:
Basic & diluted	25,250,000	25,250,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) FOR THE NINE MONTHS ENDED MARCH 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,498,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	267,785
Amortization of discount on debt	159,811
(Increase) / decrease in assets:
Accounts receivables	174,825
Inventory	(1,107,002)
Other receivables	(87,258)
Other assets	71,293
Increase in liabilities:
Accounts payable and accrued expenses	409,612
Total Adjustments	(110,934)

Net cash used in operations	(1,609,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(19,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	51,469
Collection on subscription receivable	16,500
Capital lease payments	(22,124)
Receivable from related parties	(64,136)
Loans payable - related party	970,028
Net cash provided by (used in) financing activities	951,737

Effect of exchange rate changes on cash and cash equivalents	545,092

Net decrease in cash and cash equivalents	(132,108)

Cash and cash equivalents, beginning balance	150,072

Cash and cash equivalents, ending balance	$17,964

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-
Interest payments	376,331
Non-cash financing and investing activities
Purchase of equipment under capital leases	$-
Discount on debt	$177,239

The accompanying notes are an integral part of these consolidated unaudited financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2008

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
$-

Yarraman Australia’s assets are pledged as collateral for a loan advance owed by Yarraman Australia to a commercial bank. Prior to the Asset Purchase, the Trust was the borrower of this loan; subsequent to the Asset Purchase, Yarraman Australia assumed the loan. As of March 31, 2008 the outstanding balance on this debt was approximately $5,049,272.

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

In connection with Exchange Agreement, on December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”). The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity.  Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. This right was relinquished in September 2006. The principal balance of the note has been collected as of December 31, 2006. Interest receivable amounting $36,851 is due on this Note as of March 31, 2008 and has been classified as other receivable in the accompanying financial statements.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent their realizable or settlement value. As shown in the financial statements, during the years ended June 30, 2007 the Company incurred losses of $4,452,780. During the nine months ended March 31, 2008 the Company incurred a loss of $1,303,293. In addition, the Company has suffered recurring losses from operations, cash deficiencies and the inability to meets its maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $37,546 and $42,440 as of March 31, 2008 and June 30, 2007, respectively.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated to $2,014 for the nine months ended March 31, 2008 and $3,460 for the year ended June 30, 2007, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax payable of $10,016 as of March 31, 2008. The Company had a net consumption tax receivable of $9,761 as of June 30, 2007.

In addition to GST, the Company is required to collect wine equalisation tax (“WET”) on sales of wine product to non-exempt Australian customers. Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate receivable of $4,290 and $13,266,at March 31, 2008 and June 30, 2007, respectively.

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

During the nine months ending March 31, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. The Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at March 31, 2008 or subsequently. The sales, per management, were completed to infuse working capital into the Company for ongoing operations.

	March 31, 2008
	(unaudited)	June 30, 2007
Winemaking and packaging materials	$95,376	$97,858
Work in progress (costs related to unprocessed and
not yet bottled products)	3,885,663	3,434,408
Finished goods (bottled wine)	1,200,019	541,790
	$5,181,058	$4,074,056

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

As of March 31, 2008 and June 30, 2007 Property, Plant and Equipment consist of the following:

	March 31, 2008
	(unaudited)	June 30, 2007
Buildings and improvements	$39,681	$36,698
Land	971,433	898,400
Plant and equipment	4,330,309	4,003,850
Computer equipment	61,803	41,527
Furniture and Fixtures	26,381	22,830
	5,429,607	5,003,305
Accumulated depreciation	(1,109,160)	(767,730)
	$4,320,447	$4,235,575

Capital Lease Obligations
Included in Property, Plant and Equipment as of March 31, 2008 are $301,463 of net fixed assets that were purchased on capital lease arrangements.

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

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

Intangible Assets
Effective July 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.  No impairment loss was recognized for the year ended June 30, 2007. As of March 31, 2008 the intangible assets comprised of water licenses valued at $229,450, which are held in perpetuity.

Trademarks and other intangible assets determined to have indefinite useful lives are not amortized.  The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less. As of March 31, 2008 all trademarks and other intangibles had been fully amortized.

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

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine months ended March 31, 2008 and the year June 30, 2007 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Net loss per share
The Company has adopted SFAS 128, “Earnings per Share.” Loss per common share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2008 and June 30, 2007, there are no common share equivalents.

Translation Adjustment
As of March 31, 2008, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

Advertising
Advertising is expensed as incurred. Advertising expenses for the nine months ended March 31, 2008 were approximately $4,642.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $79,709 for the nine months ended March 31, 2008.

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

NOTE 4 - CASH & CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 20008 cash held in Australian Banks are within Australian statuatory limits.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2008 and June 30, 2007 the accounts payable and accrued expenses comprised of the following:

	March 31, 2008
	(unaudited)	June 30, 2007
Trade creditors	$940,736	$740,545
Accrued expenses	467,217	309,976
Payroll liabilities	84,226	32,046
Stock to be issued	117,000	117,000
	$1,609,179	$1,199,567

Included in accrued expenses is a provision for annual employee leave, it represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of March 31, 2008 and June 30, 2007 annual leave was $34,879 and $33,668, respectively.

At March 31, 2008 and June 30, 2007 included in accrued expenses is a net consumption tax payable of $10,016 and a receivable of $9,761, respectively and a net WET tax receivable of $4,290 and $13,266, respectively.

NOTE 6 - MAJOR CUSTOMERS AND VENDORS

For the nine months ended March 31, 2008 the Company’s largest customer, over 10% of total sales, accounted for 19% of sales. There was $120,591 receivable from the customer as of March 31, 2008.

For the nine months ended March 31, 2008 the Company had no vendors that accounted for more than 10% of purchases.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust that is their primary stockholder. The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

-
On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less then 15%. Under this agreement the Company must pay the Trustee $100,000 AUD (Australian Dollars) or approximately $88,100 USD (US Dollars) annually. This agreement was terminated on June 30, 2008.  During the nine months ended March 31, 2008 the Company paid the Trustee approximately $66,063.

NOTE 8 - LOANS PAYABLE - RELATED PARTY / DUE TO RELATED PARTY

-
On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan is $1,832,795. This loan advance is non-interest bearing. The loan is secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $916,398, is to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $916,398 is due and payable. The initial repayment date of February 2008 was extended to June 30, 2008.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $826,020. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,767 to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

As of June 30, 2008 both loan advances above totaling $1,832,795 and the $826,020 loan payable were converted into 6,559,524 shares of the Company common stock.

As the entire above loan advances, totaling $2,672,582 were non-interest bearing, the Company recorded an imputed interest of $1,013,119 which is recorded as discount on debt and a contribution of capital to the Company. This discount on debt is being amortized over the term that these loan advances are outstanding. During the nine months ended March 31, 2008, the Company amortized $177,239 of this discount on debt recorded as interest expense. All these loan advances are recorded as long-term debt.

The following is a reconciliation of the above loan advances as of March 31, 2008:

December 21, 2005 advance	$1,832,795
May 1, 2006 advance	826,020
May 25, 2006	13,767
2,672,582
Discount on debt	(1,013,119)
1,659,463
Amortization of discount on debt (balance sheet purposes)	391,631
$2,051,095

-
As of March 31, 2008 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders for $4,112,244. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 various advances and loans made to the Company by a private company that is owned by one of the Company’s majority shareholders were restructured into one loan agreement for approximately $3,289,000. This new loan includes approximately $689,000 related to a sale of wine by the related party to the Company. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. As of March 31, 2008 the balance on this portion of the loan was $689,000. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $5,261,139 as of March 31, 2008. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000 or $2,202,720, of the above loan was converted into 5,440,476 shares of the Company’s common stock. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,104,152 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

NOTE 9 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia. As of March 31, 2008 the total amount due under this facility, inclusive of interest, is $5,049,272. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance was due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. This loan facility has been extended through to December 31, 2008 by the lender with the following changes in the loan agreement: Higher interest rate is to be 16.50% per annum, lower interest rate is to be 10.50% per annum and if the Company notifies the lender prior to 60 days of their intention to repay, there will be no repayment fee.

NOTE 10 - LEASES PAYABLE

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at March 31, 2008 are as follows:

Plant and equipment	$432,272
Less: Accumulated depreciation	(130,809)
$301,463

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at March 31, 2008 are as follows:

Total minimum lease payments	$193,049
Amount representing interest	(19,266)
Present value of net minimum lease payments	173,783
Current portion	(99,049)
Long-term capital lease obligation	$74,734

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Year ended
March 31, 2009	$99,049
March 31, 2010	74,734
$173,783

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

-
On February 24, 2006 the Company entered into a consulting agreement with a company in New York to assist us to identify potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation the Company agreed to pay the firm a monthly, nonrefundable, fee of $6,500. In addition, the Company agreed to pay a transaction fee to this consultant that is based on a sliding percentage of any completed acquisition.  The original term of the contract was from March 1, 2006 until July 1, 2006, it was subsequently continued on a month-to-month basis. The total monthly fees paid under the agreement may be deducted from the total transaction fee. This agreement was terminated in April 2007. There were no fees paid under this agreement for the nine months ended March 31, 2008.

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

In addition to the above, the Company agreed to pay the consultant approximately $4,700 per month starting on November 1, 2006 and ending upon the completion of a potential business merger that was not completed. This agreement was terminated in June 2007. During the year ended June 30, 2007 a total of $22,500 was paid to this consultant.

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

Red Horse Range

In May 2006, we exported our first shipment of wines to our new distributor, Robert Whale Selections, in the United States. Under this label the range of wines are comprised of Shiraz Cabernet, Cabernet Merlot, Chardonnay and Semillon Verdelho and retail for approximately US$13 per bottle. In the year ended June 30, 2008 we sold approximately 5,500 cases of wine through this distributor.

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

We export approximately 50of our annual volume production.

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

	Three Months ended March 31,
	2008		2007

Revenue	$603,984	100%	$543,270	100%
Cost of Revenue	$379,244	63%	$987,685	182%
Gross Profit	$224,740	37%	$(444,41)	(82)%
Other (Income) Expense	$236,576	39%	$479,316	88%
General and administrative expenses	$432,579	71%	$529,801	97%
Income (loss) before income tax	$(444,416)	(74)%	$(1,453,532)	(267)%
Income tax expenses	$0	0%	$0	0%
Net Income (loss)	$(444,416)	(74)%	$(1,453,53)	(267)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue was $603,984 in the three months ended March 31, 2008 compared to $543,270 in the three months ended March 31, 2007. The increase in revenues of $60,714, or approximately 11%, was primarily related to an increase in our wholesale sales of $73,111.

Cost of Revenue. Cost of revenue was $379,244 in the three months ended March 31, 2008 compared to $987,685 in the three months ended March 31, 2007, a decrease of $608,441. As a percentage of revenue, cost of revenue was 63% in the three months ended March 31, 2008 compared to 182% in the three months ended March 31, 2007. The decrease in cost of revenue is primarily due to our decision in fiscal year 2007 to sell our grape crop versus making a vintage. We sold the grapes for $359,474, however, they had a cast basis of $750,750 which was included in our cost of revenue.

Gross Profit (Loss). Gross profit was $224,740 in the three months ended March 31, 2008 compared to gross loss of $444,415 in the three months ended March 31, 2007. As a percentage of revenues, gross profit increased to 37% in the three months ended March 31, 2008 from (82)% in the three months ended March 31, 2007 for the reasons discussed above.

Other Income (Expense). Other expense was $236,576 in the three months ended March 31, 2008 compared to $479,316 in the three months ended March 31, 2007. The decrease in other expense of $242,740 was primarily attributable to merger and acquisition costs of $312,009 during the three month period ended March 31, 2007.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $432,579 in the three months ended March 31, 2008 compared to $529,801 in the three months ended March 31, 2007. This is a decrease of $97,222 or approximately 18% from the 2007 period to the 2008 period. This decrease was primarily attributable to continued cost reduction measures in our administrative expenses, including salaries, consultants and legal expenses.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 71% in the three months ended March 31, 2008 from 97% in the three months ended March 31, 2007 due to the reasons as discussed above.

Net Income (Loss). Our net loss was $444,416 in the three months ended March 31, 2008 compared to a net loss of $1,453,532 in the three months ended March 31, 2007. This decrease in our net loss was primarily attributable to an increase in our sales a decrease in our cost of sales and a decrease in our sales, general and administrative costs as outlined above.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

	Nine Months ended March 31,
	2008		2007

Revenue	$2,070,694	100%	$1,379,813	100%
Cost of Revenue	$1,419,827	69%	$1,167,321	85%
Gross Profit	$650,867	31%	$212,492	15%
Other (Income) Expense	$695,567	34%	$856,403	62%
General and administrative expenses	$1,453,724	70%	$2,690,858	195%
Income (loss) before income tax	$(1,498,424)	(72)%	$(3,334,769)	(242)%
Income tax expenses	$0	0%	$0	0%
Net Income (loss)	$(1,498,424)	(72)%	$(3,334,769)	(242)%

Revenue. Revenue was $2,070,694 in the nine months ended March 31, 2008 compared to $1,379,813 in the nine months ended March 31, 2007. The increase in revenues of $690,881 or approximately 50%, was primarily related to the following items: (1) an increase in our domestic sales of $639,928, (2) a decrease in our grape sales $359,474, (3) an increase in our bulk wine sales of  $412,900.

Cost of Revenue. Cost of revenue was $1,419,827 in the nine months ended March 31, 2008 compared to $1,167,321 in the nine months ended March 31, 2007, an increase of $252,506 or 22%. As a percentage of sales, cost of revenue was 69% in the nine months ended March 31, 2008 compared to 85% in the nine months ended March 31, 2007. This percentage decrease in cost of revenue is attributable to our increase in sales as discussed above and the fact that in the nine months ended March 31, 2007 we sold our grape harvest instead of making a vintage in which we incurred a negative gross profit of $391,276.

Gross Profit. Gross profit was $650,867 in the nine months ended March 31, 2008 compared to $212,492 in the nine months ended March 31, 2007. As a percentage of revenues, gross profit increased to 31% in the nine months ended March 31, 2008 from 15% in the nine months ended March 31, 2007 for the reasons discussed above.

Other Income (Expense). Other expense was $695,567 in the nine months ended March 31, 2008 compared to $856,403 in the nine months ended March 31, 2007. The decrease in other expense of $160,836 was primarily attributable to Merger and acquisition costs of $312,009 incurred during the nine month ended March 31, 2007.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $1,453,724 in the nine months ended March 31, 2008 compared to $2,690,858 in the nine months ended March 31, 2007. This is a decrease of $1,237,134 or approximately 46% from the 2007 period to the 2008 period. This decrease was primarily attributable to a decrease in our expenses.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 70% in the nine months ended March 31, 2008 from 195% in the nine months ended March 31, 2007 due to the reasons as discussed above.

Net Income (Loss). Our net loss was $1,498,424 in the nine months ended March 31, 2008 compared to a net loss of $3,334,769 in the nine months ended March 31, 2007. This decrease in loss was primarily attributable to an increase in our sales of 50%, a decrease in our cost of sales as described above combined with the decrease in sales, general and administrative costs also outlined above.

Liquidity and Capital Resources

As of March 31, 2008, we had $17,964 of cash and cash equivalents and $391,147 of working capital as compared to $150,072 and $1,067,047, respectively, at June 30, 2007. Cash flow from operations is expected to improve as a result of our cost cutting measures, including the termination of the Wirrilla lease and related operating costs and improved sales. Cash flow from financing activities is expected to improve as the Company converted approximately $4,500,000 of debt into equity by issuing 12,000,000 shares of common stock.

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

As of June 30, 2007 the Company is indebted to Whinners Pty., Ltd., owned by Geoffrey White, one of the unit holders of the Company’s majority shareholder for $3,289,000. This related party has made various advances, loans and payments on behalf of the Company and has provided necessary cash flow. On July 1, 2007 these advances and loans, including additional loans and advances made subsequent to June 30, 2007, were restructured into one loan agreement for approximately $3,289,000. This portion of the new loan is to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it is repaid in full. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from Provident, such loan totaling $5,261,139 as of March 31, 2008. This new loan, together with outstanding interest, is to be repaid for any amounts still outstanding on September 30, 2008. As of June 30, 2008 Whinners Pty., Ltd. agreed to convert AUD $2,400,000 or $2,202,720 of this debt into equity and received 5,440,476 shares of common stock. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,104,152 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $5,261,139. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

Management has engaged professional investment bankers in the United States to raise an additional $3,500,000.

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