Form 10-K
period 2008-06-30
YARRAMAN WINERY, INC.
filed 2009-06-02
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 000-28865

YARRAMAN WINERY, INC.
(Name of small business issuer in its charter)
Nevada	88-0373061
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)
700 YARRAMAN ROAD, WYBONG
UPPER HUNTER VALLEY
NEW SOUTH WALES, AUSTRALIA 2333 (Address of principal executive offices, Zip code)

(61) 2 6547-8118 (Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☐       No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (9,878,588 shares) was approximately $14,817,882, based on the average closing bid and ask price of $1.50 for such common equity as of June 30, 2008.

As of May 1, 2009, there were outstanding 38,000,000 shares of the issuer’s Common Stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and “Description of Business” in this Annual Report on Form 10-K are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

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

YARRAMAN WINERY, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

INDEX

PART I

ITEM 1.   BUSINESS

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

On November 26, 2008, we made an offer to the shareholders of Asia Distribution Solutions Ltd. (“ADSL”), a Cayman Islands company, to purchase all of the issued and outstanding shares of ADSL.  As of May 1, 2009, approximately 96%  of the ADSL shareholders had accepted our offer.

In November, 2008, we agreed to acquire the Jugiong Vineyard in New South Wales, Australia, comprising 475 acres of vineyard and a grape supply contract which has 4 years remaining, from certain of the shareholders of Delta Dawn (who are also shareholders in YRMN).  The consideration for the acquisition of the Jugiong Vineyard amounts to US$6 million to be satisfied by way of a two-year redeemable convertible note to be issued by YRMN, bearing interest at 6 per cent per annum and the assumption of US$5 million of outstanding debt against the property.

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

Product Overview

We offer a variety of wine for sale to retail customers. Our product line consists of:

Yarraman Range

Under the Yarraman label we produce and  sell the following wines in 750mL bottles; Semillon, Chardonnay, Rose, Chambourcin, Merlot and Shiraz. These wines sell for approximately US$16 - $24. This new range of wine was recently released for sale in the Australian market and will progressively be launched into our various export markets

Red Horse Range

In May 2006, we exported our first shipment of wines to our new distributor, Robert Whale Selections, in the United States. This range of wines comprises Shiraz Cabernet, Cabernet Merlot, Chardonnay and Semillon Verdelho and retail for approximately US$13 per bottle. This range continues to be successfully distributed in the US market.

The Bolter

The Bolter collection is a range of wines which was released in November 2005 targeting domestic and international markets. These wines are currently distributed by a broad range of liquor retailers in Australia and exported to a number of countries throughout Europe and Asia. The suggested retail price for these wines is approximately US$10. During the year ended June 30, 2008 we shipped approximately 25,000 cases.

The Bolter range sells the following types of wines in 750 ml bottles: Shiraz, Cabernet Merlot,  Chardonnay, and Classic Dry White

Yarraman Race Club

Following the successful launch of the “Red Horse” range in the USA, Yarraman has recently released a similar series of wines in the Australian market. This range of wines has been released in conjunction with a promotional offer whereby consumers who purchase a dozen of these wines become members of the Yarraman Race Club, and receive ownership shares in four Thoroughbred Race Horses. Members of the Yarraman Race Club receive many benefits, including a proportional share of the prize money won by the horses and invitations to attend race meetings when the horses are running.

The Market

Overview

The Australian Bureau of Statistics (ABS) reported that 1.83 million tons of grapes were harvested for winemaking purposes in 2008. This was an increase of 31% over the 2007 harvest. The reasons behind the increased harvest are primarily the easing of the continuing drought conditions and slightly improved availability  of irrigation water. ABS has estimated that there were 173,000 hectares of vineyard cultivated for wine, drying and table grapes in 2008, a decrease of 0.6% over 2007.

Domestic Wine Sales

Data published by the Australian Wine & Brandy Corporation (AWBC) shows that Australian wine accounted for 89% of domestic wine sales in Australia for 2008. Domestic sales of Australian wine decreased to 426 million litres - a decline of 4.8% compared to 2007. Red wine sales decreased to 155 million litres, to account for 36.3% of total domestic sales, white wine sales decreased to 206 million litres, or 48.3% of total domestic wine sales. The balance is made up of sparkling and fortified wines. Yarraman Australia’s sales account for less than 1% of the domestic market.

We utilize a system of self distribution, employing three full-time sales representatives. We have a central distribution depot at our Wybong winery along with a third party warehouse in Sydney which services same or next day delivery in Sydney and New South Wales.

In addition, we market and sell our wines through retail outlets in New South Wales, through mailing lists, and through distributors and wine brokers who sell in specific targeted areas outside of the state of New South Wales.

Export Wine Sales

In 2008 Australian wine exports declined to 715 million litres, a fall of 9.8% from 2007. The average price per litre increased from AUD$3.66 to AUD$3.75, the second consecutive year that the average price has risen. The overall dollar value of these exports declined by 6.9% to AUD$2.7 billion. The United Kingdom remains the largest overseas market at 268 million litres (37.5%), however the average value per litre is well below the overall average, at AUD$3.34. The United States is the second largest overseas market at 185 million litres (25.9%). The average value per litre in this market is above the overall average, at AUD$3.96 per litre. Yarraman Australia ships approximately 7,500 cases per year to the United States market and approximately 250 cases per year to the United Kingdom.

With continuing investment and development in our brands, we plan to capitalize on consumer demand in our primary export markets of the United States, European Union and Asia. We have also as a result of the acquisition of Asia Distribution Solutions Ltd, established a major market presence in mainland China and we see this market as the major source of our export sales growth over the next few years.

Our wines are distributed and sold in the following countries:

s Australia	s Canada	s China
s USA	s Poland	s Japan
s Ireland	s Singapore
s Germany
s United Kingdom

We export approximately 27% of our annual volume production The grape production for a particular year will be reflected in sales revenue in approximately two years due to the fact that we record product from upon bottling and sales following the ageing time necessary in winemaking.

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

Recent Developments

As of June 30, 2008, our winery had approximately 870,000 liters of wine in tank and barrel. We elected to take in a reduced volume of grapes for vintage 2008 to enable us to balance our inventory levels with forecast requirements.

On March 25, 2009 Michael Kingshott and Stephen Kulmar were appointed to our Board of Directors. Our Chairman of the Board of Directors also subsequently resigned on March 25, 2009 and Michael Kingshott was elected as our new Chairman of the Board.

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

As of May 1, 2009 96% of the issued and outstanding shareholders of  Asia Distribution Solutions, Ltd.(ADSL) have approved our proposed merger.
ADSL Overview

ADSL provides distribution services for foreign and Chinese companies to sell branded beverages in the People’s Republic of China. ADSL provides procurement and logistic solutions to supermarkets, hotels, high-end restaurants and bars, cafes/bakeries, and beverage wholesalers/retailers. ADSL is the distributor of branded beverages, including beers, soft drinks, wines and spirit. The company operates in 4 different sectors:
•	Production and Distribution of proprietary branded labels
•	Distribution of non-proprietary branded labels
•	Retail Wine Mall
•	Private Label brands

ADSL is one of the only Wholly Owned Foreign Enterprises (WOFE) in the beverage industry with a staff count of 93 employees and is headquartered in Shanghai, with operations in: Shanghai / Chengdu / Beijing / Shenzhen

Distribution network

ADSL distributes its products to hotel, restaurant and catering (HORECA) accounts throughout China. Our points of sale are currently focused on the larger, urban and affluent regions of China, serving 3,500+ different points of sale. We have a varied client base, including:
•	On-Premise Accounts
•	Wholesalers / Bars / Karaoke Bars / Pubs / Cafes / Golf Clubs / Hotels / Restaurants / Bakeries
•	ADSL Value add: Reliable distribution and “one stop shopping” for smaller accounts
•	Branded Stores: Supermarkets / hypermarkets / chain stores
•	ADSL Value add: Quality, scale and professionalism of organization

Brands represented

Core wines
•	Yarraman (Australia)
•	Arabella (South Africa)
•	Trios (Australia, Italy)

•	Trivento (Argentina)
•	Santa Carolina (Chile)
•	Vina San Pedro (Chile)
•	Ironstone (USA)

Core beers
•	Heineken
•	Tsing Tao
•	Pabst Blue Ribbon
•	Tiger
•	Budweiser

Core spirits
•	The Speyside Single Highland Malt Whisky
•	Drumguish Single Highland Malt Whisky
•	Lord Fidlin’s Gin
•	Latvia Ullmanoff Vodka
•	Mao Tai

Core other beverages)
•	Snapple – (Teas & Juice Drinks)
•	Yeshu - (Coconut Drink)
•	Sunkist - (Orange Soda)
•	Jia Jia Liang Teh - (Herbal Drinks)
•	Kelsoloch - (Mixers, Tonics and Soda)
•	Private Label Sodas and Teas

Wine Mall

Brief Overview
We expect ADSL’s Wine Mall to be the market leader in China by continually pioneering the retail experience for its consumers by offering a range of over 700 labels of quality local and imported wines, beers and spirits, as well as professional advice on wines selection, regular promotions and wine-tasting events. ADSL will spearhead this effort via her subsidiary, Shanghai Wine Mall Trading Co Ltd, together with our 49% equity partners comprising of a group of Wenzhou investors.

Wine Mall Concept
The retail concept sets new standards in experience and immersion and cleverly builds a sense of being ‘guided’ through the store and experiencing all it has to offer. Wine Mall will have a multi-functional format embracing all consumer segments, from self-service and full service and encourages the consumer to explore further within the store. The store is cleverly divided into supermarket, exhibition and seminar spaces. Dan Murphy’s big box liquor is the benchmark used in the development of the Wine Mall concept

Wine mall sites
•	Wenzhou - the Wenzhou store opened in early January 2009. This store is the largest format to date with floor space totaling 1200 square meters.
•	Shanghai - the Shanghai store is scheduled to open in late May 2009 and will have a total floor space of 600 square meters

Yarraman and Delta Dawn have agreed to enter into an agreement for Yarraman to acquire the Jugiong Vineyard from Delta Dawn.

The consideration for the purchase of the Jugiong vineyard is US$11 million which is to be satisfied by the issue by Yarraman to Delta Dawn of a redeemable convertible 2 year loan note in the principal amount of US$6million, bearing interest at 6 per cent. per annum and, in addition, Yarraman will assume US$5million of debt from Delta Dawn.

The Jugiong Vineyard property was established by a group of private investors in 1998 and is located over two blocks of land totaling 650 acres (approximately 263 hectares) comprising the Wirrilla Homestead and Wirrilla Point Block, with 181 hectares under vines.  The property is located just outside the township of Jugiong, a small rural town on the Hume Highway approximately 65 km from Yass, 124 km from Canberra and 340 km from Sydney.

The Jugiong Vineyard is situated within the Gundagai region which is one of four prescribed viticultural regions in southern New South Wales, as defined by the Australian Wine and Brandy Corporation’s Geographic Indications.

Gundagai is a newly developed wine region, situated on what is known locally as the “south-west slopes” of New South Wales. It is here that the landscape and its mountain streams run down from the western heights of the Snowy Mountains towards the plains of the Riverina area.  It is an undulating region varying between 200 and 300 metres in altitude, which is warm to hot in temperature with an even year-round rainfall though greater in the east but with relatively low humidity.

Pursuant to the terms of its acquisition agreement with Delta Dawn, Yarraman has agreed to take approximately 20 per cent. of the anticipated growth in grape production of the Jugiong Vineyard for its own private labels which it has been developing for the China market.  The acquisition of Jugiong will be a significant development for the Enlarged Group as the Board believes that the wine made from the Jugiong grapes will be well suited to the Chinese market.

The vine planting summary as follows:

Varietal	Wirilla Homestead area (Ha)	Wirilla Point area (Ha)	Total vine planting area (Ha)
Shiraz	75	15	90
Cabernet sauvignon	27	21	48
Merlot	10	1	11
Semillon	10	—	10
Chardonnay	9	—	9
Verdelho	—	7	7
Sauvignon blanc	—	6	6
Total Area	131	50	181

Other well known wine brands produced within the Gundagai region include Clonakilla, Lark Hill, Brindabella Hills, Barwang Vineyard and Chalkers Crossing.

Climatic averages from the Australian Bureau of Meteorology site in the neighboring township of Gundagai indicate average rainfall is approximately 700 mm with rainfall during the growing season, between October and April, of 376 mm. The mean January temperature is approximately 23°C.

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
During the years ended June 30, 2008 and 2007 we did not incur any research and development expenses.

Customers

For the years ended June 30, 2008 and 2007 the Company’s largest customer accounted for 20% and 12% of sales, respectively. Receivable from these customers was $158,412 and $0 as of June 30, 2008 and 2007, respectively.

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

Competition

The 2008 Australian Wine Industry Directory lists 1,165 wine producers that export wine, more than half of all producers. Fosters Group and Hardy Wine Company (Constellation) account for 49% of all exports by volume, while the top 20 exporters account for 91%. The remaining 1,145 exporters compete for 9% of the export volume. The Australian wine industry is highly competitive, with all regions of Australia having producers of Premium, Super Premium and Ultra Premium wines that will compete with the Company’s own products. Wine production in Australia is dominated by large wineries that have significantly greater financial, production, distribution and marketing resources than the Company. Management believes that the principal competitive factor in the Premium, Super Premium and Ultra Premium markets are product quality, price and label recognition. We have received positive reviews of our wines and believe our prices are competitive with other producers. Increasingly, the competition is also coming from other wine producing countries. Wine imports into Australia grew by 48% in volume, to 65 million litres during 2008.

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

Loans

On December 21, 2005 we entered into a loan agreement with Provident Capital (Provident), a financial institution located in Australia. The amount of the loan was $4,071,000 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if we are late in our payments. The principal balance was originally due and payable on December 31, 2007 but has been extended to July 6, 2009. The loan is secured by certain of our property, plant and equipment and is guaranteed by the Trust. As of June 30, 2008, the loan balance was $5,511,308 inclusive of accrued and unpaid interest.

On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Yarraman Road Trust (Trust), the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan was $1,832,795 as of June 30, 2008. This loan advance is non-interest bearing. The loan is secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $916,398, was to be repaid in thirty-six monthly installments and was scheduled to commence on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $916,398 was due and payable. The initial repayment date of February 2008 was extended to June 30, 2008.

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
On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,767, to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

On June 30, 2008 the Trust agreed to convert the $1,832,795 and the $826,020 loans into equity of the Company and received 6,559,524 shares of common stock. The loans at such time of conversion were approximately $2,755,000 USD.

As of June 30, 2008 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders, Geoffrey White,  in the amount of $2,334,733. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 these advances and loans were restructured into one loan agreement for approximately $3,289,000. This new loan included approximately $689,000 related to a sale of wine by the related party to the Company during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it was repaid in full. As of June 30, 2008 the balance on this portion of the loan was $689,000. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $5,511,308 as of June 30, 2008. This new loan, together with outstanding interest, was to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000 or USD $2,280,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock, at a market price of approximately $0.42 per share. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,280,000 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

Regulatory Matters

In nearly all the countries that we market our wines, such as the United States, United Kingdom and Canada, there are statutory authorities which exercise varying degrees of market regulation. Management believes that we are substantially in compliance with all regulations.

Australian Regulatory Board

Wine quality control and distribution is regulated by the Australian Wine and Brandy Corporation. The Australian Wine and Brandy Corporation is the Australian Government authority responsible for the promotion and regulation of the Australian wine and brandy industry and the provision of wine sector information to wineries throughout Australia. It provides the regulatory role in quality control and its goal is to maintain the integrity of wines originating from Australian vineyards. It also has a role of providing industry-wide knowledge through published literature and market development. Our business has been regulated by the Australian Wine and Brandy Corporation since our formation.

Trademarks and Intellectual Property

All trademarks and intellectual property are licensed to us by Delta Dawn Pty Ltd. Delta Dawn advises us that its material trademarks and intellectual property are protected in all material respects by the law of the governments which regulate the markets in which they are used.

Environmental Matters

We believe that our operations are in substantial compliance with all applicable environmental requirements of Australia. With regard to its control of production and waste management, management believes we operate within all international standards.

Insurance

We maintain liability insurance which, in the view of management, is adequate protection for any damages arising out of our activities. The amount of the liability insurance coverage is approximately AUD$13 million for industrial special risk coverage, approximately  AUD$20 million for general liability coverage and AUD$2 million for Directors and Officers liability insurance. The insurance is provided by outside insurance companies. Insurance is provided for physical loss or damage to assets owned by the Company, for business interruption and equipment breakdown, for loss due to employee fraud, computer crime, legal liability and directors’ and officers’ liability.

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

On January 1, 2006 we entered into a consulting agreement with the Trust to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in us is reduced to less than 15%. Thereunder, we were paying the Trust an annual fee of approximately $82,100. This agreement was terminated as of June 30, 2008.

Employees

As of June 30, 2008, we had ten full-time employees and seven part-time employees. During May to July we employ additional part-time, seasonal employees for vine pruning. There are also additional seasonal employees used during harvest in the winery. None of the employees are members of a union or labor organization. All of the full time employees have entered into employment contracts with Yarraman Australia.

Significant Subsidiaries

Our subsidiaries are Yarraman Australia.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission's Website at www.sec.gov.

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact our Chief Financial Officer at 16133 Ventura Boulevard, Suite 425, Encino, CA, USA 91436, or call (818)789-0265 extension 13.

ITEM 1A.   RISK FACTORS

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

ITEM 2.  PROPERTIES

The following table lists details of our properties at June 30, 2008:

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

We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is currently required to be disclosed under this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders to vote on during the fourth fiscal quarter ended June 30, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Yarraman’s shares of common stock are publicly traded by brokers, without market makers, and the resulting trade data (price and volume) are posted by the Pink Sheets (www.pinksheets.com) a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities that is published by Pinks Sheets LLC.  Trade data for YRMN Shares may be found under the symbol ‘YRMN.PK’. The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2008:
1st Quarter	$2.35	$2.35
2nd Quarter	$2.35	$2.35
3rd Quarter	$2.35	$2.35
4th Quarter	$2.35	$1.50

Fiscal 2007:
1st Quarter	$2.35	$2.35
2nd Quarter	$2.35	$2.35
3rd Quarter	$2.35	$2.35
4th Quarter	$2.35	$2.35

Our stock is thinly traded. Such prices above represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.  During the fiscal year ended June 30, 2008 transactions for the issuance of our common shares related to debt conversion and payment of services were recorded at values between $0.42 and $0.45 per share.

Record Holders

As of April 27, 2009, there were 38,000,000 shares of common stock issued and outstanding, held by approximately 62 holders of record as indicated on the records of the Company’s transfer agent.

Dividends

The Company has not declared or paid dividends on its capital stock to date and intends to retain any earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

We do not currently have any equity compensation plans authorized.

Recent Sales of Unregistered Securities

During the year ended June 30, 2008 we issued the following  securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

Party	Shares
Delta Dawn Pty., Ltd.	6,561,524
Whinners Pty., Ltd.	5,440,476
William Middleton	315,000
Ian Long	275,000
William Stubbs	100,000
Lichter, Yu and Associates	90,000
Warrick Duthy	50,000
Landmark Financial	50,000
Frank Starr	50,000
Brian Johnston	50,000
Gottbetter Partners	18,000
13,000,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the fiscal year ended June 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with other sections of this Form 10-K including Part 1, “Item 1: Business” and Part II, “Item 8: Financial Statements.”  Various sections of management’s discussion and analysis (“MD&A”) contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•
Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

•
Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

•
Results of Operations. This section provides an analysis of our results of operations for the fiscal year ended June 30, 2008 (“Fiscal 2008”) compared to the fiscal year ended June 30, 2007 (“Fiscal 2007”).  A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition as of June 30, 2008 and our cash flows for Fiscal 2008 compared to Fiscal 2007.

Overview

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 2008 and 2007, we incurred losses of  $3,628,825 and $4,452,780 , respectively. In addition, we have suffered recurring losses from operations, cash deficiencies and the inability to meet our maturing obligations without borrowing from related parties and selling shares of our stock. These issues raise substantial concern about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. As of June 30, 2008 we were able to convert approximately $5,035,000  of debt into equity by issuing shares of our common stock.

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

In May 2009, we completed the acquisition of 96% of the outstanding shares of capital stock of Asia Distribution Solutions Ltd.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often resulting from the need to make estimates on matters that are inherently uncertain.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenues consist of sales of finished goods, which are bottled and labeled wine, and bulk wine, which is larger quantities of unbottled wine. Revenue is recognized when the product is shipped or delivered and the risks, rewards and title of ownership have transferred to the customer. We recognize some shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are included with selling and marketing expense.  Historically, sales returns have not been significant.  As such, we do not record a reduction to revenue for estimated product returns in the same period that the related revenue is recorded.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company  determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. Changes in the financial condition of the Company's major customers could result in significant accounts receivable write-offs. The Company's allowance for doubtful accounts at June 30, 2008 and 2007 was $104,213 and $42,440 respectively.

INVENTORY VALUATION - The Company continually assesses the valuation of its inventories and reduces the carrying value of those inventories that may have a cost in excess of the current market value or may be obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. Net realizable value is estimated using historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required.

IMPAIRMENT OF INTANGIBLE ASSETS - The Company has intellectual materials and water usage rights associated with its business. The Company reviews these assets for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset. As of June 30, 2008, the Company does not believe there has been any impairment of these assets. Intangible assets at June 30, 2008 and 2007 totaled $249,990 and $212,220, respectively.

Related-Party Transactions

We have related-party transactions and agreements, which we believe have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

Income Taxes

We utilize the liability method of accounting for income taxes. Deferred income tax assets and liabilities are calculated as the difference between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates.  As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at June 30, 2008 and 2007.

Contingencies

From time to time, we are involved in disputes, litigation and other legal proceedings.  We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.  Currently, we have no outstanding legal proceedings or claims that require a loss contingency.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payments (“SFAS 123R”).  SFAS 123R requires all share-based payments, including grants of employee stock options and warrants, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as the model does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our common stock as the expected volatility assumption required in the Black-Scholes model, which could be significantly different than actual volatility.  The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in our financial statements beginning January 1, 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue. All amounts in the following presentation are in U.S. Dollars unless otherwise indicated.

	Twelve Months ended June 30,
	2008			2007

Revenue	$2,318,719	100%		$2,012,445	100%
Cost of Revenue	$2,747,800	118%		$2,997,698	149%
Gross Profit	$(429,081)	(18	) %	$(985,253)	(49	) %
Other (Income) Expense	$1,446,667	62%		$881,799	(44	) %
General and Administrative Expenses	$1,753,077	76%		$2,585,728	128%
Income (Loss) Before Income Tax	$(3,628,825)	(157	) %	$(4,452,780)	(221	) %
Income Tax Expenses	$0	0%		$0	0%
Net Income (loss)	$(3,628,825)	(157	) %	$(4,452,780)	(221	) %

Twelve Months Ended June 30, 2008 Compared to Twelve Months Ended June 30, 2007

Revenue . Revenue was $2,318,719 in the twelve months ended June 30, 2008 compared to $2,012,445 in the twelve months ended June 30, 2007. The increase in revenues of $306,274 or approximately 15%, was primarily related to the following items: (1) an increase in our domestic sales of $888,692 and an increase our bulk wine sales of $321,037, (2) a decrease in our retail sales of $224,534 and a decrease in our sales of grapes of $421,075, and (3) the effect of fluctuation in the exchange rate between the Australian Dollar and the US Dollar of approximately $195,000.

Cost of Revenue . Cost of revenue was $2,747,800 in the twelve months ended June 30, 2008 compared to $2,997,698 in the twelve months ended June 30, 2007, a decrease of $249,898. As a percentage of revenue, cost of revenue was 118% in the twelve months ended June 30, 2008 compared to 149% in the twelve months ended June 30, 2007. The decrease in cost of revenue is primarily due to adjustments to the valuation of our inventory of $1,781,599 that were made in the year ended June 30, 2007 and the effect of the fluctuation in the exchange rate between the Australian Dollar and the US Dollar of approximately $196,000.

During the year ended June 30, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. The Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007 and for the year then ended. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at June 30, 2007 and 2008. The sale during the year ended June 30, 2008, per management, was to infuse working capital for ongoing operations.

Gross Profit (Loss) . Gross loss was $429,081 in the twelve months ended June 30, 2008 compared to gross loss of $985,253 in the twelve months ended June 30, 2007. As a percentage of revenues, gross loss was 18% in the twelve months ended June 30, 2008 from 49% in the twelve months ended June 30, 2007 for the reasons discussed above.

Other Income (Expense). Other expense was $1,446,667 in the twelve months ended June 30, 2008 compared to $881,799 in the twelve months ended June 30, 2007. The increase in other expense of $564,868 was primarily attributable to an increase in our interest expense of $621,547. Our interest expense increased  due to increased borrowings as described in our financial statements, and due to the amortization of the remaining imputed interest  on loans payable from related parties that converted into common stock during the twelve months ended June 30, 2008. Such amortization for the years ended June 30, 2008 and 2007 was $763,133, and $205,905, respectively.

Sales, General and Administrative Expenses . Sales, general and administrative expenses were $1,753,077 in the twelve months ended June 30, 2008 compared to $2,585,728 in the twelve months ended June 30, 2007. This is a decrease of $832,651 or approximately 32% from the 2007 period to the 2008 period. This decrease was primarily attributable to a decrease in our expenses related to leasing and operating the Wirrila vineyard of $392,390, .

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 76% in the twelve months ended June 30, 2008 from 128% in the twelve months ended June 30, 2007 due to the reasons as discussed above.

Net Income (Loss) . Our net loss was $3,628,825 in the twelve months ended June 30, 2008 compared to a net loss of $4,452,780 in the twelve months ended June 30, 2007. This decrease in loss was primarily attributable to an increase in our sales as described above combined with the decrease in cost of sales and sales, general and administrative costs outlined above.

Liquidity and Capital Resources

As of June 30, 2008, we had $0 of cash and cash equivalents and $1,327,335 of working capital as compared to $150,072 and $1,067,047, respectively, at June 30, 2007. Cash flow from operations is expected to improve as a result of our cost cutting measures, including the termination of the Wirrilla lease and related operating costs and improved sales. Cash flow from financing activities is expected to improve as the Company converted approximately $5,035,000 of debt into equity by issuing 12,000,000 shares of common stock.

During the years ended June 30, 2008 and 2007, net cash used in operating activities was $(1,113,356) and $(2,931,163), respectively. Net cash used in investing activities totaled $60,108 for the year ended June 30, 2008, compared with $0 for the same period ended June 30, 2007. Net cash provided by financing activities totaled $276,521 for the year ended June 30, 2008, compared to $2,791,278 for the same period ended June 30, 2007. The net change in our cash balance was $(150,072) and $39,634 for the years ended June 30, 2008 and 2007, respectively.

Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $5,511,308. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

Management has also been exploring additional investment capital alternatives with professional investment bankers in the United States to raise an additional $5,000,000.

Inflation and Changing Prices

Management believes our operations have not been and, in the foreseeable future, will not be adversely affected by inflation or changing prices.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS

The information required by Item 8 is included herein Appendix A beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB.  Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective:

•
to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

•
to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.  Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.   Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at June 30, 2008.

While we have designed a system of internal controls to supplement our existing controls during our implementation of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), which has not been fully implemented, we have been unable to complete testing of these controls and accordingly lack the documented evidence that we believe is necessary to support an assessment that our internal control over financial reporting is effective.  Without such testing, we cannot conclude that there are any significant deficiencies or material weaknesses, nor can we appropriately remediate any such deficiencies that might have been detected.  In addition, during the analysis of our internal controls in connection with our implementation of SOX 404, we did identify a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected.  Those identified controls include:

•	Inventory - we did not maintain adequate procedures to timely record and reconcile inventory, including any necessary reserves,

•	Notes payable - we did not maintain adequate procedures to properly record the associated amortization of debt discounts timely nor the timely reconciliation of note balances,

•	Journal Entries – We did not maintain an adequate list of recurring closing entries which would help insure all required closing entries are reviewed and recorded properly.

•	Period Closing – We did not maintain an adequate checklist to insure that all period closing procedures are recorded properly and completely.

Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of May 1, 2009.

Name	Year First Elected As Officer or Director	Age	Office
Michael Kingshott	2009	62	Chairman, Board of Directors
Ian Long	2008	43	Board Member, President
Gary Blom	2008	58	Board Member
Stephen Kulmar	2009	56	Board Member
Lawrence P. Lichter	2008	46	Chief Financial Officer, Secretary

None of the members of the Board of Directors or executive officers of the Company are related to one another.  Each year the stockholders elect the members of our Board of Directors.  We do not have a standing nominating committee or compensation committee as our entire board of directors currently serves these functions.  There were no changes in procedures for nominating directors during the year ended June 30, 2008.

Michael Kingshott, Chairman, Board of Directors
Mr. Kingshott is a prominent business executive in the City of London with over 37 years experience in property, shipping, transportation and logistics with considerable trading and management experience with Asia. Between 1981 and 1993, Mr. Kingshott was managing director at Sally UK Holdings plc and was chairman between 1993 and 1995. Subsequently he became non-executive chairman of Embassy Property Group plc, which was acquired by Jacobs Holdings plc in 1995. He left Jacobs Holdings plc in 2002. He is currently Chairman of Serviced Office Group plc and Non Executive Chairman of Global Beverage Asia.

Stephen Kulmar, Board Member
Mr. Kulmar has spent the last 28 years of his career building a leading retail marketing agency in Australia. His experience covers all retail categories from fashion apparel to liquor. He has worked with some of the most successful retail businesses in Australia and New Zealand from Westfield to Woolworths to the Warehouse Group. He recently retired from this agency to concentrate on establishing a consulting business - Retail Oasis. He is also a nonexecutive board member of two public companies and a shareholder/director in two successful privately owned retail businesses.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended June 30, 2008.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against any business or property of such person or any business of which he or she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors Meetings and Subcommittees

Attendance at Board Meetings and Annual Shareholders’ Meeting

The Board held three meetings in Fiscal 2008. We expect each director to attend every meeting of the Board as well as the annual meeting. All directors attended 100% of the meetings of the Board in Fiscal 2008.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have a standing  compensation committee as our entire board of directors currently serves these functions. Our Board of Directors  makes decisions concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, Chief Financial Officer and employees. The Board of Directors has designated William Stubbs to serve on the Compensation Committee member as Chairman.

None of the members of the Compensation Committee have any relationship with the Company or any of its officers or employees other than in connection with their role as a director.

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

William Stubbs was paid an additional fee of AU$5,000 in recognition of his role and responsibilities as Chairman of the Board of Directors of the Company.

As of May 1, 2008 the only Director that will receive a fee for his services is the Chairman, William Stubbs. The fee will be AUD 10,000 per year, approximately US$8,500.

For the year ended June 30, 2008 director compensation was as follows:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William Stubbs	$22,500	$0	$0	$0	$0	$0	$22,500
William Middleton	$16,666	$0	$0	$0	$0	$0	$16,666

For the year ended June 30, 2007 director compensation was as follows:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William Stubbs	$20,700	$0	$0	$0	$0	$0	$20,700
William Middleton	$16,420	$0	$0	$0	$0	$0	$16,420

Nominating Committee

At this time, we do not have a separate nominating committee as this function is performed by our full Board of Directors. Our entire Board of Directors is active in the nominating process. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors. The Board of Directors carefully considers nominees regardless of whether they are nominated by shareholders or existing board-members.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal year ended June 30, 2008: (i)individuals who served as, or acted in the capacity of, our principal executive officer and principal financial officer for the fiscal years ended June 30, 2008 and 2007

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Rockall (1) ,	2008	0	0	0	0	0	0	0	0
Chief Executive	2007	92,363	0	0	0	0	0	0	92,363
Officer

Raymond Brien (2) ,	2008	69,356						8,964	78,320
Chief Financial	2007	4,038	0	0	0	0	0	538	4,576
Officer

John Wells (3) , Chief Financial Officer	2007	77,333	0	0	0	0	0	4,167	81,500

Ian Long, Chief Executive Officer	2008	108,382	11,250	0	0	0	0	8,631	128,263

(1)	Mr. Rockall served as our Chief Executive Officer from September 1, 2006 until September 20, 2007 and did not collect any compensation from us during the 2008 fiscal year.
(2)	Mr. Brien served as our Chief Financial Officer from October 1, 2007 until June 30, 2008.
(3)	Mr. Wells served as our Chief Financial Officer from December 22, 2005 until April 27, 2007.

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

Outstanding Equity Awards at Fiscal Year End

None.

SARS/Long-Term Incentive Plans – Awards in Last Fiscal Year

None.

Employment Contracts

Yarraman Australia has an employment agreement with Ian Long that provides for an annual salary of AU$125,000 and an annual bonus structure of up to AU$25,000 by achieving key performance criteria.  In addition an annual auto allowance of AU$10,000 is provided.

Yarraman Australia had an employment agreement with Wayne Rockall that commenced on September 1, 2006 and was terminated on September 20, 2007.  The agreement  provided for his total annual compensation for serving as Chief Executive Officer and President of AU$200,000. Wayne Rockall was also entitled to a bonus of up to 100% of base salary on achieving key budget and performance criteria, which were never met.

Yarraman Australia had an employment agreement with Mr. John Wells which commenced on May 9, 2005 and was terminated on April 27, 2007.  The agreement provided for his total annual compensation of AU$75,000 for serving as Chief Financial Officer.

Yarraman Australia had an employment agreement with Mr. Raymond Brien which commenced on June 12, 2007 and was terminated on June 20, 2008.  The agreement provided for his total annual compensation to be AU$75,000 and an auto allowance of AU$10,000 for serving as Chief Financial Officer.

The Company has an agreement with Mr. Lawrence Lichter that provides for annual compensation of US$25,000 for serving as company Secretary.

Report on Repricing of Options/SARs

We did not re-price any options or SARS during the fiscal year ended June 30, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 27, 2009, certain information concerning the beneficial ownership of our Common Stock by:

•	each stockholder known by us to own beneficially five percent or more of our outstanding common stock;

•	each director;

•	each executive officer; and

•	all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class†

Delta Dawn Pty Ltd., as trustee for the Yarraman Road Trust (2)	7,617,237	(3)	20.05%

Huntleigh Investment Fund Limited 49 Micoud Street Castries, St. Lucia	3,534,012	(4)	9.30%

William J. Stubbs, Director 58 Terry Road Box Hill, New South Wales Australia 2765	100,000		. *

Whinners Pty., Ltd Sydney, NSW Australia	8,399,163		22.10%

Stephen Kulmar 1a Rialto Lane Manly, NSW Australia	275,800		*

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class†

Ian Long, CEO, President, Director 700 Yarraman Road Wybong, NSW Australia 2333	275,000	*

Gary Blom, Director Mallfame Pty., Ltd. Sydney, NSW Australia	6,045,200	15.91%

Lawrence Lichter, CFO and Secretary 16133 Ventura Boulevard, #425 Encino, CA 91436 USA	90,000	*

Menala Pty., Ltd. Sydney, NSW Australia	2,060,800	5.42%

Total Held by Directors and Executive Officers	6,786,000	17.86%

† As of April 27, 2009 there were 38,000,000 shares of our common stock, par value $0.001 per share, issued and outstanding.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2008, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

Yarraman Australia leased vineyards and related plant and equipment from the Trust.  Terms of the agreement included annual payment of approximately $239,000.  The lease began on July 1, 2003 and terminated on December 22, 2005 when Yarraman Australia purchased the vineyard and related plant and equipment.

The Company paid the Trustee approximately $35,000 per month for the use of additional vineyard land also located in Australia. On January 1, 2006 the Company entered into a written agreement to lease this vineyard land for approximately $35,000 per month. The term was from January 1, 2006 through June 30, 2006. As of July 1, 2006 this lease was on a month-to-month basis with the same payment terms. This leasing arrangement was terminated in May 2007. During the years ended June 30, 2007  total lease expense was approximately $359,000.

Stockholders and Directors of the Company and of the Trust were provided wine during the years ended June 30, 2008,  June 30, 2007  valued at $8,844 and $24,505  respectively.

The Company had wine sales to entities related to various Stockholders, Officers and Directors totaling $9,866 and $4,734 during the years ended June 30, 2008 and 2007, respectively.

On February 1, 2008 Yarraman Australia entered into a consulting agreement whereby it agreed to pay AUD$5,000 per month to a wholly owned entity of one of our Board Members, Gary Blom, for his consulting services to the Company related to the wine business.  During the year ending June 30, 2008 this entity was paid AUD$20,000, approximately USD$19,200.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less than 15%. Under this agreement the Company must pay the Trustee $100,000AUD (Australian Dollars) or approximately $96,150 USD (US Dollars) annually.  This agreement was terminated in June 2008.  During the years ended June 30, 2008 and 2007 the Company paid the Trustee approximately $66,063 and $126,860 , respectively.

On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan was $1,832,795. This loan advance was non-interest bearing. The loan was secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $916,398, was to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $916,398 was to be due and payable. The initial repayment date of February 2008 was extended to June 30, 2008.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $826,020. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,767 to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance was also non-interest bearing.

As of June 30, 2008 both the loan advances above totaling $1,832,795 and the $826,020 loan payable were converted into 6,559,524 shares of the Company common stock at the market price of approximately $0.42 per share.

As the entire above loan advances, totaling $2,672,582 were non-interest bearing, the Company recorded an imputed interest of $871,307 which is recorded as discount on debt and a contribution of capital to the Company. This discount on debt is being amortized over the term that these loan advances are outstanding. As the loan advance was converted into common stock during the year ended June 30, 2008, the remaining unamortized debt discount was fully amortized upon conversion. During the years ended June 30, 2008 and 2007, the Company amortized this discount on debt, recorded as an interest expense of $763,133 and $205,905, respectively, at the prevailing exchange rates for the years then ended.

As of June 30, 2008 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders, Geoffrey White,  in the amount of $2,334,733. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 these advances and loans were restructured into one loan agreement for approximately $3,289,000. This new loan included approximately $689,000 related to a sale of wine by the related party to the Company during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it was repaid in full. As of June 30, 2008 the balance on this portion of the loan was $689,000. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $5,511,308 as of June 30, 2008. This new loan, together with outstanding interest, was to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000 or USD $2,280,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock, at a market price of approximately $0.42 per share. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,280,000 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

Director Independence

 Mr. Stubbs qualifies as “independent” in accordance with Rule 10A-3 of the Exchange Act.   Messrs. Long, Blom Kingshott, Kulmar and Lichter do not qualify as independent.  Mr. Long is employed by the Company.  Mr. Blom is a beneficiary of the Yarraman Road Trust and a consultant to the Company.  Mr. Lichter’s firm, Lichter, Yu and Associates provides accounting consulting services to the Company. Mr. Kulmar is a beneficiary of the Yarraman Road Trust. Mr. Kingshott is a major stockholder and employee of ADSL.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees ..

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2008	Fiscal year ended June 30, 2007
Audit fees (1)	$45,000	$19,855
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$45,000	$19,855

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Audit Committee’s Pre-Approval Practice .

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

ITEM 15.  EXHIBITS
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Ian Long	Chief Executive Officer and Director	June 1, 2009
Ian Long	(Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Long	Chief Executive Officer and Director	June 1, 2009
Ian Long	(Principal Executive Officer)
/s/ Michael Kingshott	Chairman of the Board	June 1, 2009
Michael Kingshott
/s/ Lawrence P. Lichter	Chief Financial Officer	June 1, 2009
Lawrence P. Lichter	(Principal Financial Officer and Principal Accounting Officer)
/s/ Gary Blom	Director	June 1, 2009
Gary Blom
/s/ Stephen Kulmar	Director	June 1, 2009
Stephen Kulmar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Yarraman Winery, Inc.

We have audited the accompanying consolidated balance sheets of Yarraman Winery, Inc.  (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statement of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007 and the results of their operations and their cash flows for the years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating  losses and has negative cash flows from operations for the year ended June 30, 2008 and 2007 as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP
Certified Public Accountants
New York, NY
May 25, 2009

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$-	$150,072
Accounts receivable, net	555,798	775,718
Inventory	4,409,833	4,074,056
Other receivables	105,842	85,931
Other assets	214,463	227,672
Total Current Assets	5,285,936	5,313,449

Property, plant and equipment, net	4,369,644	4,235,575

Intangible asset	249,990	212,200

	$9,905,570	$9,761,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Cash overdraft	$37,990	$-
Accounts payable and accrued expenses	1,483,157	1,199,567
Capital leases, current portion	102,720	140,849
Due to related party	2,334,734	2,905,986
Total Current Liabilities	3,958,601	4,246,402

Long Term Liabilities:
Capital leases, net of current portion	50,821	124,847
Loans payable - related party	-	1,749,097
Long-term debt	5,511,308	4,818,008
Total Long Term Liabilities	5,562,129	6,691,952

Total Liabilities	9,520,730	10,938,354

Stockholder's Equity (Deficit):
Common stock, $.001 par value, 90,000,000 shares authorized 38,000,000 shares and 25,000,000 shares issued and outstanding	38,000	25,000
Additional paid in capital	11,019,252	5,455,252
Subscription receivable	(88,000)	-
Other comprehensive (loss) income	(287,228)	10,977
Accumulated deficit	(10,297,184)	(6,668,359)
Total Stockholder's Equity (Deficit)	384,840	(1,177,130)

	$9,905,570	$9,761,224

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007

Sales, net	$2,318,719	$2,012,445
Cost of sales	2,747,800	2,997,698
Gross loss	(429,081)	(985,253)

Selling, general and administrative expenses	1,753,077	2,585,728
Total operating expenses	1,753,077	2,585,728

Loss from operations	(2,182,158)	(3,570,981)

Other (Income) Expense
Interest income	(3,730)	(1,088)
Interest expense	1,493,032	871,485
Other income	(5,751)	-
(Gain) Loss on sale of fixed asset	(6,076)	13,032
Transaction gain on foreign currency	(30,808)	(1,630)
Total Other Expense	1,446,667	881,799

Loss before income taxes	(3,628,825)	(4,452,780)

Provision for income taxes	-	-

Net loss	(3,628,825)	(4,452,780)

Other comprehensive loss
Foreign currency translation	(298,205)	(141,212)

Comprehensive Loss	$(3,927,030)	$(4,593,992)

Net loss per share:
Basic & diluted	$(0.14)	$(0.18)

Weighted average number of shares outstanding:
Basic & diluted	26,083,333	25,000,000

Net loss per share diluted and weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,628,825)	$(4,452,780)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares to be issued for consulting services	-	117,000
Shares issued for services	315,000	-
Depreciation and amortization	446,416	389,266
Salary forgiven for stock payment	22,000	-
Amortization of discount on debt	763,133	205,905
(Increase) / decrease in assets:
Accounts receivable	301,073	(205,461)
Inventory	191,281	757,764
Other receivables	(9,996)	26,647
Other assets	41,490	21,549
Increase in liabilities:
Accounts payable and accrued expenses	239,477	114,768
Accrued interest related party loan	205,595	94,179
Total Adjustments	2,515,469	1,521,617

Net cash used in operations	(1,113,356)	(2,931,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(45,685)	-
Acquisition of intangible	(14,423)	-
Net cash provided by (used in) investing activities	(60,108)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	49,961	74,634
Cash overdraft	37,990	-
Capital lease payments	(137,460)	(95,164)
Loans payable receipts from related party	427,172	3,069,324
Loans payable repayments to related party	(101,142)	(257,516)
Net cash provided by financing activities	276,521	2,791,278

Effect of exchange rate changes on cash and cash equivalents	746,871	179,520

Net (decrease) increase in cash and cash equivalents	(150,072)	39,634

Cash and cash equivalents, beginning balance	150,072	110,438

Cash and cash equivalents, ending balance	$-	$150,072

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-	$-
Interest payments	$408,440	$282,949
Non-cash financing and investing activities
Purchase of equipment under capital leases	$-	$144,297
Discount on debt	$-	$871,307
Conversion of related party debt to common stock	$5,046,318	$-
Sale of common stock for subscription receivable	$110,000	$-
Common shares issued for accrued services	$117,000	$-
Debt issued for inventory	$727,524	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Total
			Additional	Other			Stockholders'
	Common Stock		Paid	Comprehensive	Subscription	Accumulated	Equity
	Shares	Amount	in Capital	Income (Loss)	Receivable	Deficit	(Deficit)

Balance as of June 30, 2006	25,000,000	$25,000	$4,583,945	$152,189	$	$(2,215,578)	$2,545,556

Other comprehensive loss	-	-	-	(141,212)		-	(141,212)
Contribution from shareholders			871,307				871,307
Net loss for the year ended June 30, 2007	-	-	-	-		(4,452,781)	(4,452,781)

Balance as of June 30, 2007	25,000,000	25,000	5,455,252	10,977	-	(6,668,359)	(1,177,130)

Other comprehensive loss	-	-	-	(298,205)	-	-	(298,205)
Sale of common stock	250,000	250	109,750	-	(88,000)	-	22,000
Common stock issued for services	750,000	750	431,250	-	-	-	432,000
Conversion of related party debt to common stock	12,000,000	12,000	5,023,000	-	-	-	5,035,000
Net loss for the year ended June 30, 2008	-	-	-	-		(3,628,825)	(3,628,825)

Balance as of June 30, 2008	38,000,000	$38,000	$11,019,252	$(287,228)	$(88,000)	(10,297,184)	$384,840

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JUNE 30, 2008

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
$-

Yarraman Australia’s assets are pledged as collateral for a loan advance owed by Yarraman Australia to a commercial bank. Prior to the Asset Purchase, the Trust was the borrower of this loan; subsequent to the Asset Purchase, Yarraman Australia assumed the loan. As of June 30, 2008 the outstanding balance on this debt was approximately $5,511,308.

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

The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Yarraman Australia obtained control of the consolidated entity. Accordingly, the acquisition has been recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity. The historical financial statements presented are those of Yarraman Australia. The balance sheet consists of the net assets of Yarraman Australia, the accounting acquirer, at historical cost and the net assets of Yarraman Winery, Inc., the legal acquirer, at historical cost. The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the acquisition. On February 3, 2006, the Company voted to change its fiscal year end from December 31 st to June 30 th to correspond with the fiscal year end of Yarraman Australia.

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

In connection with Exchange Agreement, on December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”) . The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity.  Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. This right was relinquished in September 2006. The principal balance of the note has been collected as of December 31, 2006.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent their realizable or settlement value. As shown in the financial statements, during the years ended June 30, 2008 and 2007, the Company incurred losses of $3,628,825 and $4,452,780, respectively. In addition to suffering recurring losses from operations and negative cash flows from operations, the Company has a cash overdraft and an inability to meets its maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to approximately $104,213 and $42,440 as of June 30, 2008 and June 30, 2007, respectively.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated to $2,014 and $3,460 for the years ended June 30, 2008 and 2007, respectively, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax receivable of $11,578 and $9,761 as of June 30, 2008 and 2007, respectively.

In addition to GST, the Company is required to collect wine equalisation tax (“WET”) on sales of wine product to non-exempt Australian customers. Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate receivable of $7,365 and $13,266 at June 30, 2008 and 2007, respectively.

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

During the year ended June 30, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. With regards to this sale, in the year ended June 30, 2008, the Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at June 30, 2008 or subsequently. The sales, per management, were completed to infuse working capital into the Company for ongoing operations.

	June 30
	2008	2007
Winemaking and packaging materials	$86,507	$97,858
Work in progress (costs related to unprocessed and / or unbottled products)	3,372,199	3,434,408
Finished goods (bottled wine)	951,127	541,790
	$4,409,833	$4,074,056

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

As of June 30, 2008 and 2007 Property, Plant and Equipment consist of the following:

	June 30
	2008	2007
Building improvements	$66,090	$36,698
Land	1,017,686	898,400
Plant and equipment	4,535,464	4,003,850
Computer equipment	66,429	41,527
Furniture and fixtures	27,637	22,830
	5,713,306	5,003,305
Accumulated depreciation	(1,343,662)	(767,730)
	$4,369,644	$4,235,575

 Capital Lease Obligations
Included in Property, Plant and Equipment as of June 30, 2008 and 2007 are $302,696 and $292,705, respectively, of net fixed assets that were purchased on capital lease arrangements.

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

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

Intangible Assets
Effective July 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.  No impairment loss was recognized for the years ended June 30, 2008 and 2007. As of June 30, 2008 and 2007 the intangible assets comprised of water licenses valued at $240,375 and $212,200, respectively, which are held in perpetuity.

Intangible assets determined to have indefinite useful lives are not amortized.  The Company tests intangible assets with indefinite and definite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized over their useful lives or the life of the intangible asset, whichever is less. As of June 30, 2008 the intangible assets with a definite useful life is comprised of artwork for Company products and advertising amounting to $9,615.

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

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended June 30, 2008 and 2007 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Translation Adjustment
As of June 30, 2008 and 2007, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

Advertising
Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2008 and 2007 were approximately $20,500 and $22,500, respectively.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $124,800 and $80,200 for the years ended June 30, 2008 and 2007, respectively.

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

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 59 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management of the Company is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree , (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning December 15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after June 30, 2009.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopted FSP APB 14-1 beginning July 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

 In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162,“TheHierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. Management of the Company is currently evaluating the effects, if any, that SFAS No. 162 may have on the Company’s financial reporting.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2008 and 2007 cash held in Australian Banks are within Australian statutory limits.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2008 and 2007 the accounts payable and accrued expenses comprised of the following:

	June 30
	2008	2007
Trade creditors	$1,101,760	$740,545
Accrued expenses	340,700	309,976
Payroll liabilities	40,697	32,046
Stock to be issued	-	117,000
	$1,483,157	$1,199,567

Included in accrued expenses is a provision for annual employee leave, it represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of June 30, 2008 and June 30, 2007 annual leave was $23,316 and $33,668, respectively.

At June 30, 2008 and 2007 included in accrued expenses is a net consumption tax receivable of $11,578 and $9,761, respectively and a net WET tax receivable of $7,365 and $13,266, respectively.

NOTE 6 - MAJOR CUSTOMERS AND VENDORS

For the year ended June 30, 2008 the Company had one customer which comprised approximately 20% of their total sales. There was a $158,412 receivable from the customer as of June 30, 2008.

For the year ended June 30, 2007 the Company’s largest customer accounted for 12% of sales. There was no receivable from the customer as of June 30, 2007.

For the years ended June 30, 2008 and 2007 the Company had no vendors that accounted for more than 10% of purchases.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust that is their primary stockholder. The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

The Company paid the Trustee approximately $35,000 per month for the use of additional vineyard land also located in Australia. On January 1, 2006 the Company entered into a written agreement to lease this vineyard land for approximately $35,000 per month. The term was from January 1, 2006 through June 30, 2006. As of July 1, 2006 this lease was on a month-to-month basis with the same payment terms. This leasing arrangement was terminated in May 2007. During the year ended June 30, 2007 total lease expense was approximately $359,000.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less then 15%. Under this agreement the Company must pay the Trustee $100,000 AUD (Australian Dollars) or approximately $96,150 USD (US Dollars) annually. This agreement was terminated on June 30, 2008.  During the years ended June 30, 2008 and 2007 the Company paid the Trustee approximately $66,063 and $126,860, respectively.

On February 1, 2008 Yarraman Australia entered into a consulting agreement with an entity that is wholly owned by one of the members of the Company's Board of Directors. This agreement is for $4,800 per month for services related to the wine industry. During the year ending June 30, 2008 approximately $19,200 was paid under this agreement. This agreement was terminated by both parties on June 30, 2008.

NOTE 8 - LOANS PAYABLE - RELATED PARTY / DUE TO RELATED PARTY

Loans payable – related party:

On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan was $1,832,795. This loan advance was non-interest bearing. The loan was secured by the fixed assets of the Company, subordinated to all other loans of the Company collateralized by the fixed assets. A total of 50% of the loan payable, or $916,398, was to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $916,398 was to be due and payable. The initial repayment date of February 2008 was extended to June 30, 2008.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $826,020. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,767 to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance was also non-interest bearing.

As of June 30, 2008 loan advances above totaling $1,832,795 and the $826,020 loan payable were converted into 6,559,524 shares of the Company’s common stock at the market price of approximately $0.42 per share, for a total of $2,755,000, the value of these loans based on the currency conversion on the date of conversion.

As the loan advances totaling $1,832,795, the $826,020 loan payable, and the loan of $13,767, all totaling $2,672,582 were non-interest bearing, the Company recorded an imputed interest of $871,307 which is recorded as discount on debt and a contribution of capital to the Company. This discount on debt is being amortized over the term that these loan advances are outstanding. As the loan advance was converted into common stock during the year ended June 30, 2008, the remaining unamortized debt discount was fully amortized upon conversion. During the years ended June 30, 2008 and 2007, the Company amortized this discount on debt, recorded as an interest expense of $763,133 and $205,905, respectively, at the prevailing exchange rates for the years then ended.

Due to related party:

As of June 30, 2008 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders in the amount of $2,334,733. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 these advances and loans were restructured into one loan agreement for approximately $3,289,000. This new loan included approximately $689,000 related to a sale of wine by the related party to the Company during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it was repaid in full. As of June 30, 2008 the balance on this portion of the loan was $689,000. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $5,511,308 as of June 30, 2008. This new loan, together with outstanding interest, was to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000 or USD $2,280,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock, at a market price of approximately $0.42 per share. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,280,000 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

NOTE 9 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia. As of June 30, 2008 the total amount due under this facility, inclusive of interest, is $5,511,308. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance was due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. This loan facility has been extended through to July 6, 2009 by the lender.

NOTE 10 - LEASES PAYABLE

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at June 30, 2008 and 2007 are as follows:

	June 30,
	2008	2007
Plant and equipment	$452,854	$370,324
Less: Accumulated depreciation	(150,157)	(77,619)
	$302,697	$292,705

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at June 30, 2008 and 2007 are as follows:

	June 30,
	2008	2007
Total minimum lease payments	$153,541	$345,929
Amount representing interest	-	(80,233)
Present value of net minimum lease payments	153,541	265,696
Current portion	(102,720)	(140,849)
Long-term capital lease obligation	$50,821	$124,847

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Year ended
June 30, 2009	$102,720
June 30, 2010	50,821
$153,541

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

On July 16, 2007, as part of an employment agreement with Ian Long, President and Board Member, the Company agreed to sell 250,000 shares of its common stock to Mr. Long at the per share price of $0.44, for a total of $110,000. Mr. Long is paying for these shares over a five year period. As of June 30, 2008 a total of $22,000 has been applied toward this subscription receivable through payroll deductions for the Presidents salary.

On September 20, 2007 the Company issued 750,000 shares of common stock to various Officers, Directors and vendors in payment of services rendered in the years ended June 30, 2008 and 2007. The Company has issued 700,0000 shares of it’s common stock, recorded an expense of $315,000 for services rendered from the year ended June 30, 2008, based on a per share price of $0.45. The Company also issued 50,000 shares of common stock, during the year ended June 30, 2008, for services performed during the year ended June 30, 2007. Such services and shares to be issued upon such service were then valued at a market price of $117,000.

On June 30, 2008 the Company issued 12,000,000 shares of common stock to convert outstanding debt from related parties into equity as described in footnote 8.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

-
On February 24, 2006 the Company entered into a consulting agreement with a company in New York to assist us to identify potential candidates for acquisition purposes and assist in the negotiation and execution of such transactions. As compensation the Company agreed to pay the firm a monthly, nonrefundable, fee of $6,500. In addition, the Company agreed to pay a transaction fee to this consultant that is based on a sliding percentage of any completed acquisition.  The original term of the contract was from March 1, 2006 until July 1, 2006, it was subsequently continued on a month-to-month basis. The total monthly fees paid under the agreement may be deducted from the total transaction fee. This agreement was terminated in April 2007. There were no fees paid under this agreement during the year ended June 30, 2008.

-
On September 7, 2006 the Company entered into an agreement with a firm in New York to provide the following services: strategic advisory, development and evaluation financing or capital raising alternatives and merger and acquisition services.  As compensation the Company agreed to pay a retainer of $35,000, of which $10,000 was paid, plus certain percentages of financing or capital that is raised and merger acquisitions completed.  The term of the contract was for six months, ending in February 2007.  The agreement was not renewed and the firm waived the remaining $25,000 retainer fee.

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

In connection with this agreement a potential business merger was commenced but not completed. On December 21, 2006 the Company had submitted an offer to merge with Evans & Tate, Ltd., a company publicly traded in Australia.  In March 2007 the merger was abandoned, and all conditional offers were terminated. Related to this acquisition the Company has incurred approximately $312,000 in expenses that have been expensed in the year ended June 30, 2007.

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

NOTE 13 - INCOME TAXES

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

The Company’s subsidiary Yarraman Australia is governed by the income tax laws of Australia. Pursuant to the Australian tax code corporations are subject to tax at a statutory rate of 30%.

The components of loss before income tax consist of the following:

	Year ended June 30,
	2008	2007
U.S. Operations	$661,629	$225,162
Australian Operations	2,967,196	4227,618
	$3,628,825	$4,452,780

The table below summarizes the differences between the US statutory Federal rate and the Company’s effective tax rate as follows:

	Year ended June 30,
	2008	2007
Income tax at Federal statutory rate	34%	34%
U.S. tax rate in excess of foreign tax rate	(3)%	(3)%
Permanent differences	(3)%	(1)%
Temporary differences	-	(5)%
Valuation allowance for tax benefits not recognized	(28)%	(25)%
	-	-

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at June 30, 2008 expiring through the year 2028. Management estimates their US NOL as of June 30, 2008 to be approximately $615,000. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. The Company’s Australian operation has NOL carryfowards for Australian Income tax purposes at June 30, 2008 that are available to offset future income for an indefinite period. Management estimates their Australian NOL as of June 30, 2008 to be approximately $10,030,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax assets as of June 30, 2008 are as follows:

NOL carryforwards	$3,200,000
Valuation allowance	(3,200,000)
Deferred tax asset, net of allowance	$-

NOTE 14 - SUBSEQUENT EVENTS

On September 5, 2008 the Company entered into an Implementation Agreement with Asia Distributions Solutions, Ltd., (ADSL) a Cayman Island company publicly traded in the United Kingdom on the London Stock Exchange's Alternative Investment Market (AIM) a global market for smaller, growing companies.  The Implementation Agreement sets out certain matters relating to the conduct of the Offer and Merger Transaction that has been agreed to by the Company and ADSL whereby ADSL shareholders are to receive 54,959,313 shares of the Company’s common stock in exchange for the entire share capital of ADSL, issued and to be issued, including 30,676,000 ADSL shares currently in issue and approximately 2,143,358 ADSL shares to be issued.  The formal Offer was made to ADSL shareholders on November 26, 2008.

On January 19, 2009 the acquisition of ADSL by the Company was approved by a majority of the stockholders of ADSL.  As of May 1, 2009 over 96% of the ADSL stockholders have accepted the Offer.  The Company is in the process of completing the acquisition of the ADSL shares.  Company management has been advised by legal counsel, as ADSL is a Cayman Islands company and pursuant to Cayman Islands law the Company can force the non-accepting ADSL shareholders to accept the offer, which the Company is in the process of completing.  Subsequent to February 23, 2009 ADSL ceased trading on the AIM.

Included and contemporaneous with the Offer as outlined in the Implementation Agreement, the Company proposes to acquire assets owned by the Trust.  The assets are a vineyard and related plant and equipment that Yarraman Australia previously leased from January 1, 2006 through May 31, 2007.  The purchase price is $11,000,000 and will be paid by the assumption of approximately $5,000,000 of debt related to the property and the issuance of a two year convertible note with interest of six percent per annum for approximately $6,000,000.