Form 10-Q
period 2008-09-30
YARRAMAN WINERY, INC.
filed 2009-06-11
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer   ☐   Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 38,000,000 shares of the Issuer’s common stock outstanding on May 31, 2009.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

TABLE OF CONTENTS

Consolidated Unaudited Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flow	6

Notes to Consolidated Unaudited Financial Statements	7-18

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Current Assets

Accounts receivable, net	$477,291	$555,798
Inventory	3,663,091	4,409,833
Other receivables	-	26,787
Other assets	134,894	214,463
Total Current Assets	4,275,276	5,206,881

Property, plant and equipment, net	3,686,113	4,369,645

Intangible asset	213,807	249,990

	$8,175,196	$9,826,516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,000,108	$1,404,104
Cash overdraft	31,606	37,990
Capital leases, current portion	57,993	102,720
Due to related party	2,317,861	2,334,733
Total Current Liabilities	3,407,568	3,879,547

Long Term Liabilities:
Capital leases, net of current portion	43,400	50,821
Long-term debt	4,707,515	5,511,308
Total Long Term Liabilities	4,750,915	5,562,129

Total Liabilities	8,158,483	9,441,676

Stockholder's Equity:
Common stock, $.001 par value, 90,000,000 shares authorized 38,000,000 shares issued and outstanding	38,000	38,000
Additional paid in capital	11,019,252	11,019,252
Subscription receivable	(82,500)	(88,000)
Other comprehensive income	(319,572)	(287,228)
Accumulated deficit	(10,638,468)	(10,297,184)
Total Stockholder's Equity	16,713	384,840

	$8,175,196	$9,826,516

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007

Sales, net	$609,146	$672,994
Cost of sales	442,684	464,365
Gross profit	166,462	208,629

Selling, general and administrative expenses	352,447	630,457
Total operating expenses	352,447	630,457

Loss from operations	(185,985)	(421,828)

Other (Income) Expense
Interest income	(2,795)	(727)
Interest expense	164,489	199,634
Other (income) expenses net	(5,125)	23,031
Gain on sale of fixed asset	(1,321)	-
Transaction loss on foreign currency	50	1,227
Total Other (Income) Expense	155,298	223,165

Loss before income taxes	(341,283)	(644,993)

Provision for income taxes	-	-

Net loss	(341,283)	(644,993)

Other comprehensive income (loss)
Foreign currency translation	(32,344)	244,877

Comprehensive Loss	$(373,627)	$(400,116)

Net loss per share:
Basic & diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding:
Basic & diluted	38,000,000	25,250,000

Net loss per share diluted and weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(341,283)	$(644,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,780	88,943
Salary forgiven for stock payment	5,500	5,500
Amortization of discount on debt	-	38,629
(Increase) / decrease in assets:
Accounts receivables	(2,879)	(30,107)
Inventory	111,654	(876,629)
Other receivables	23,887	(19,392)
Other assets	52,405	23,460
Increase in liabilities:
Accounts payable and accrued expenses	(218,313)	12,667
Total Adjustments	46,034	(756,929)

Net cash used in operations	(295,249)	(1,401,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(22,468)	-
Acquisition of intangible	(321)	-
Net cash provided by (used in) investing activities	(22,789)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	41,565
Cash deficit financing	(909)	-
Capital lease payments	(32,285)	9,882
Receivable from related party	-	(49,492)
Loans payable - related party	351,929	915,060
Net cash provided by (used in) financing activities	318,735	917,015

Effect of exchange rate changes on cash and cash equivalents	(697)	376,928

Net decrease in cash and cash equivalents	-	(107,979)

Cash and cash equivalents, beginning balance	-	150,072

Cash and cash equivalents, ending balance	$-	$42,093

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-	$-
Interest payments	$128,984	$282,949
Non-cash financing and investing activities
Purchase of equipment under capital leases	$-	$-
Discount on debt	$-	$38,629

The accompanying notes are an integral part of these audited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2008

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
$-

Yarraman Australia’s assets are pledged as collateral for a loan advance owed by Yarraman Australia to a commercial bank. Prior to the Asset Purchase, the Trust was the borrower of this loan; subsequent to the Asset Purchase, Yarraman Australia assumed the loan. As of September 30, 2008 the outstanding balance on this debt was approximately $4,707,515.

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

In connection with Exchange Agreement, on December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”) . The Notes have a maturity of 300 days and principal is payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity.  Pursuant to the Purchase Agreement, the Company has granted the Investors rights of first refusal on financing the Company may do in the future. This right was relinquished in September 2006. The principal balance of the note was collected as of December 31, 2006.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent their realizable or settlement value. As shown in the financial statements, during the years ended June 30, 2008, the Company incurred losses of $3,628,825. During the three month period ended September 30, 2008 the Company incurred a loss of $341,283.In addition to suffering recurring losses from operations and negative cash flows from operations, the Company has a cash overdraft and an inability to meets its maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to approximately $88,996 and $104,213 as of September 30, 2008 and June 30, 2008, respectively.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated to $427 and $646 for the three months ended September 30, 2008 and 2007, respectively, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax receivable of $14,153 and $11,578 as of September 30, 2008 and June 30, 2008, respectively.

In addition to GST, the Company is required to collect wine equalisation tax (“WET”) on sales of wine product to non-exempt Australian customers. Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate receivable of $7,138 and $7,365 at September 30, 2008 and June 30, 2008, respectively.

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

During the year ended June 30, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. With regards to this sale, in the year ended June 30, 2008, the Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at September 30, 2008 or subsequently. The sales, per management, were completed to infuse working capital into the Company for ongoing operations.

	September 30,	June 30,
	2008	2008
Winemaking and packaging materials	$89,447	$86,507
Work in progress (costs related to unprocessed and / or unbottled products)	2,962,487	3,372,199
Finished goods (bottled wine)	611,157	951,127
	$3,663,091	$4,409,833

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

As of September 30, 2008 and June 30, 2008 Property, Plant and Equipment consist of the following:

	September, 30	June 30,
	2008	2008
Building improvements	$77,787	$66,090
Land	869,082	1,017,686
Plant and equipment	3,873,187	4,535,464
Computer equipment	57,848	66,429
Furniture and fixtures	23,601	27,637
	4,901,505	5,713,306
Accumulated depreciation	(1,215,392)	(1,343,662)
	$3,686,113	$4,369,644

Capital Lease Obligations
Included in Property, Plant and Equipment as of September 30, 2008 and June 30, 2008 are $249,921 and $302,696, respectively, of net fixed assets that were purchased on capital lease arrangements.

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

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

Intangible Assets
Effective July 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.  No impairment loss was recognized for the period ended  June 30, 2008. As of September 30, 2008 and June 30, 2008 the intangible assets comprised of water licenses valued at $205,275 and $240,375, respectively, which are held in perpetuity.

Intangible assets determined to have indefinite useful lives are not amortized.  The Company tests intangible assets with indefinite and definite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized over their useful lives or the life of the intangible asset, whichever is less. As of September 30, 2008 and June 30, 2008, the intangible asset with definite useful life is comprised of artwork for Company products and advertising amounting to $8,532 and $9,615, respectively.

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

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the periods ended September 30, 2008 and 2007 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Translation Adjustment
As of September 30, 2008 and June 30, 2008, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

Advertising
Advertising is expensed as incurred. Advertising expenses for the three months ended September 30, 2008 and 2007 were approximately $11,820 and $987, respectively.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $29,453 and $25,603 for the three  months ended September 30, 2008 and 2007, respectively.

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

Reclassifications
For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform to report classifications of the current year.

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

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2008 and June 30, 2008 cash held in Australian Banks are within Australian statutory limits.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2008 and June 30, 2008 the accounts payable and accrued expenses are comprised of the following:

	September 30,	June 30,
	2008	2008
Trade creditors	$719,322	$1,101,760
Accrued expenses	222,379	340,700
Payroll liabilities	58,407	40,697
	$1,000,108	$1,483,157

Included in accrued expenses is a provision for annual employee leave, it represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of September 30, 2008 and June 30, 2008 annual leave was $22,891 and $23,316, respectively.

At September 30, 2008 and June 30, 2008 included in accrued expenses is a net consumption tax receivable of $14,153 and $11,578, respectively and a net WET tax receivable of $7,138 and $7,365, respectively.

NOTE 6 - MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2008 and 2007 the Company had two and one major customer, respectively, which comprised approximately 41% and 26.5%, respectively, of total sales.   There was a $218,754 receivable from the two customers as of September 30, 2008.  As of June 30, 2008 there was a receivable from one customer of $158,412.

For the period ended September 30, 2008 and 2007 the Company’s purchases were insignificant as a percentage of the cost of goods sold. The Company had no vendors that accounted for more than 10% of purchases.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust, which is their primary stockholder. The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less then 15%. Under this agreement the Company must pay the Trustee $100,000 AUD (Australian Dollars) or approximately $82,110 USD (US Dollars) annually. This agreement was terminated on June 30, 2008.  During the three months ended September 30, 2008 the Company paid the Trustee approximately $21,184.

On February 1, 2008 Yarraman Australia entered into a consulting agreement with an entity that is wholly owned by one of the members of the Company’s Board of Directors.  This agreement is for $4,800 per month for services related to the wine industry.    This agreement was changed by both parties on July 1, 2008 to provide for a total annual fee of $150,000 AUD (Australian Dollars) or approximately $123,165.  During the three months ended September 30, 2008 $44,342 was paid.

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

Due to related party:

As of September 30, 2008 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders in the amount of $2,317,861. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrue interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 the then outstanding advances and loans were restructured into one loan agreement for approximately $3,289,000. This restructured loan included approximately $689,000 related to a sale of wine by the related party to the Company during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it was repaid in full. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $4,707,515 as of September 30, 2008 and $5,511,308 as of June 30, 2008. This new loan, together with outstanding interest, was to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000 or USD $2,280,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock, at a market price of approximately $0.42 per share. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,280,000 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

NOTE 9 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia. As of September 30, 2008 the total amount due under this facility, inclusive of interest, is $4,707,515. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance was due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. This loan facility has been extended through to July 6, 2009 by the lender.

NOTE 10 - LEASES PAYABLE

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at September 30, 2008 and June 30, 2008 are as follows:

	September 30,	June 30,
	2008	2008
Plant and equipment	$386,727	$452,854
Less: Accumulated depreciation	(136,806)	(150,157)
	$249,921	$302,697

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at September 30, 2008 and June 30, 2008 are as follows:

	September 30,	June 30,
	2008	2008
Total minimum lease payments	$101,393	$153,541
Amount representing interest	-	-
Present value of net minimum lease payments	101,393	153,541
Current portion	(57,993)	(102,720)
Long-term capital lease obligation	$43,400	$50,821

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Periods
October 1, 2008 through September 30, 2009	$72,460
October 1, 2009 through September 30, 2010	28,933
$101,393

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

On July 16, 2007, as part of an employment agreement with Ian Long, President and Board Member, the Company agreed to sell 250,000 shares of its common stock to Mr. Long at the per share price of $0.44, for a total of $110,000. Mr. Long is paying for these shares over a five year period.  As of September 30, 2008 and June 30, 2008 a total of $27,500 and $22,000, respectively, has been applied toward this subscription receivable through payroll deductions for the Presidents salary.

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

NOTE 13 - SUBSEQUENT EVENTS

On September 5, 2008 the Company entered into an Implementation Agreement with Asia Distributions Solutions, Ltd., (ADSL) a Cayman Island company publicly traded in the United Kingdom on the London Stock Exchange's Alternative Investment Market (AIM) a global market for smaller, growing companies.  The Implementation Agreement sets out certain matters relating to the conduct of the Offer and Merger Transaction that has been agreed to by the Company and ADSL whereby ADSL shareholders were to receive 54,959,313 shares of the Company’s common stock, at a then market price of $0.42 per share, in exchange for the entire share capital of ADSL, issued and to be issued, including 30,676,000 ADSL shares currently in issue and approximately 2,143,358 ADSL shares to be issued.  The formal Offer was made to ADSL shareholders on November 26, 2008.

On January 19, 2009 the acquisition of ADSL by the Company was approved by a majority of the stockholders of ADSL.  As of May 1, 2009 over 96% of the ADSL stockholders had accepted the Offer.    Company management has been advised by legal counsel, as ADSL is a Cayman Islands company and pursuant to Cayman Islands law the Company can force the non-accepting ADSL shareholders to accept the offer, which the Company is in the process of completing.  Subsequent to February 23, 2009 ADSL ceased trading on the AIM. The Company completed this acquisition on June 5, 2009 and issued 49,106,738 shares of our common stock and 381,600 shares of our Preferred Stock, Series A (convertible at the rate of 10 common shares to 1 preferred share) to the ADSL shareholders.  The remaining 2,036,575 common shares to be issued related to non responding ADSL shareholders.

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

On June 5, 2009 the Company issued 1,390,476 shares of common stock to various parties related to their work on the ADSL acquisition.

On May 26, 2009 the Company agreed to acquire from Delta Dawn, as Trustee of the Yarraman Road Trust, the Ripe Cider brand and the related business concept involving the manufacture and international sale of a low alcoholic, low carbohydrate, apple cider made from fresh apples, including all the recipes for the production of the cider, trademarks (including the international trademark applications), logos, designs, copyright, know how, show how, business systems and arrangements and all other intellectual property associated with the brand and the cider product and their manufacture and marketing  as well as a contract with Independent Distillers Australia Pty Ltd (“IDA”) of Melbourne, Victoria, Australia to supply bulk alcoholic apple cider for their Snowies Blonde brand and IDA’s agreement to provide  ongoing contract carbonated bottling packing services for the “Ripe Cider” brand products.  The purchase price is $19,250,000 and will be paid by the issuance of 55,000 shares of the Company’s Preferred Series B shares. Each share of Preferred Series B is convertible into 1,000 common shares of stock, or a total of 55,000,000 shares of common stock, at such time the Company has authorized shares available. The market value of the Company’s common stock on the date of the agreement was $0.35 per share.

The Company is determining if they have the required amount of authorized common shares available to be issued for all their subsequent acquisitions. If an inadequate number of shares is available to satisfy requirements under the above acquisitions, the Company may have to record a liability until such time as an adequate number of common shares are available to satisfy required issuances or conversions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2008.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. Changes in the financial condition of the Company's major customers could result in significant accounts receivable write-offs. The Company's allowance for doubtful accounts at September 30, 2008 and June 30, 2008 was $88,996 and $104,213, respectively.

INVENTORY VALUATION

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

IMPAIRMENT OF INTANGIBLE ASSETS

The Company has intellectual materials and water usage rights associated with its business. The Company reviews these assets for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset. As of June 30, 2008, the Company does not believe there has been any impairment of these assets. Intangible assets at September 30, 2008 and June 30, 2008 totaled $213,807 and $249,990, respectively.

NATURE OF THE OPERATIONS OF THE COMPANY

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

On November 26, 2008, we made an offer to the shareholders of Asia Distribution Solutions Ltd. (“ADSL”), a Cayman Islands company, to purchase all of the issued and outstanding shares of ADSL.  As of May 1, 2009, approximately 96% of the ADSL shareholders had accepted our offer.  The transaction encompassed the issuance of 54,959,313 shares of the Company’s common stock. We completed this acquisition on June 5, 2009 when we issued 49,106,738 shares of our common stock and 381,600 shares of our Preferred Stock, Series A (convertible at the rate of 10 common shares to 1 preferred share) to the ADSL shareholders.  There remain 2,036,575 common shares to be issued related to non responding ADSL shareholders.

In November, 2008, we agreed to acquire the Jugiong Vineyard in New South Wales, Australia, comprising 475 acres of vineyard and a grape supply contract which has 4 years remaining, from from Delta Dawn, as Trustee of the Yarraman Road Trust (who is also a shareholder in YRMN).  The consideration for the acquisition of the Jugiong Vineyard amounts to $6,000,000 to be satisfied by way of a two-year redeemable convertible note to be issued by YRMN, bearing interest at 6 per cent per annum and the assumption of $5,000,000 of outstanding debt against the property.  This acquisition has not yet been finalized.

On May 26, 2009 we agreed to acquire from Delta Dawn, as Trustee of the Yarraman Road Trust, the Ripe Cider brand and the related business concept involving the manufacture and international sale of a low alcoholic, low carbohydrate apple cider made from fresh apples, including all the recipes for the production of the cider, trademarks (including the international trademark applications), logos, designs, copyright, know how, show how, business systems and arrangements and all other intellectual property associated with the brand and the cider product and their manufacture and marketing  as well as a contract with Independent Distillers Australia Pty Ltd (“IDA”) of Melbourne, Victoria, Australia to supply bulk alcoholic apple cider for their Snowies Blonde Brand and IDA’s agreement to provide  ongoing contract carbonated bottling packing services for the “Ripe Cider” Brand products.  The purchase price is $19,250,000 and will be paid by the issuance of 55,000 shares of our Preferred Series B shares. Each share of Preferred Series B is convertible into 1,000 common shares of stock, or a total of 55,000,000 shares of common stock, at such time the Company has authorized shares available for issuance. The market value of the Company’s common stock on the date of the agreement was $0.35 per share.

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

Opened in 1967 on the Upper Hunter Valley Wybong property, our winery currently has a 2,300 ton processing facility with the capacity to yield 160,000 cases. The winery utilizes current technology in its harvesting, production and packaging of its products. Over US$10 million has been spent since 1994 on capital improvements to the winery and vineyard.

The Wirrilla Vineyard is located over two blocks of land comprising the Wirrilla Homestead and Wirrilla Point Block in the Gundagai recion of New South Wales, Australia.  With 470 acres under vines the Wirrilla Vineyard produces wines including Sauvignon Blanc, Semillon, Verdelho, Chardonnay, Merlot, Cabernet Sauvignon and Shiraz. The wines produced from this vineyard are used in our premium range of wines.

Product Overview

We offer a variety of wine for sale to retail customers. Our product line consists of:

Yarraman Range

Under the Yarraman label we produce and  sell the following wines in 750mL bottles; Semillon, Chardonnay, Rose, Chambourcin, Merlot and Shiraz. These wines sell for approximately $16 - $24. This new range of wine was recently released for sale in the Australian market and will progressively be launched into our various export markets

Red Horse Range

In May 2006, we exported our first shipment of wines to our new distributor, Robert Whale Selections, in the United States. This range of wines comprises Shiraz Cabernet, Cabernet Merlot, Chardonnay and Semillon Verdelho and retail for approximately $13 per bottle. This range continues to be successfully distributed in the US market.

The Bolter

The Bolter collection is a range of wines which was released in November 2005 targeting domestic and international markets. These wines are currently distributed by a broad range of liquor retailers in Australia and exported to a number of countries throughout Europe and Asia. The suggested retail price for these wines is approximately $10. During the year ended June 30, 2008 we shipped approximately 25,000 cases.

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
s Germany
s United Kingdom

We export approximately 27% of our annual volume production. The grape production for a particular year will be reflected in sales revenue in approximately two years due to the fact that we record product from upon bottling and sales following the ageing time necessary in winemaking.

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

	Three Months ended September 30,
	2008		2007

Revenue	$609,146	100%	$672,994	100%
Cost of Revenue	$442,684	73%	$464,365	69%
Gross Profit	$166,462	27%	$208,629	31%
Other (Income) Expense	$155,298	25%	$223,165	33%
General and administrative expenses	$352,447	58%	$630,457	94%

Income (loss) before income tax	$(341,283)	-56%	$(644,993)	-96%
Income tax expenses	$-	0%	$-	0%

Net Income (loss)	$(341,283)	-56%	$(644,993)	-96%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue . Revenue was $609,146 in the three months ended September 30, 2008 compared to $672,994 in the three months ended September 30, 2007. The decrease in revenues of $63,848, or approximately 9.5%, was primarily related to a decrease in our bulk wine sales of  $69,182.

Cost of Revenue . Cost of revenue was $442,684 in the three months ended September 30, 2008 compared to $464,365 in the three months ended September 30, 2007, a decrease of $21,681. As a percentage of revenue, cost of revenue was 73% in the three months ended September 30, 2008 compared to 69% in the three months ended September 30, 2007. The decrease in cost of revenue is primarily due to the decrease in our bulk wine sales, as stated above, which have historically have had a higher cost of revenue associated with them.

Gross Profit (Loss). Gross profit was $166,462 in the three months ended September 30, 2008 compared to $208,629 in the three months ended September 30, 2007. As a percentage of revenues, gross profit decreased to 27% in the three months ended September 30, 2008 from 31% in the three months ended September 30, 2007 for the reasons discussed above.

Other Income (Expense). Other expense was $155,298 in the three months ended September 30, 2008 compared to $223,165 in the three months ended September 30, 2007. The decrease in other expense of $67,867 was primarily attributable to a decrease in our interest expense as we converted some of our long term debt into equity as of June 30, 2008.  Interest expense for the period decreased by $35,145.  Our other (income) expense went from a $23,031 expense for the quarter ended September 30, 2007 to an income of $5,125 for the quarter ended September 30, 2008.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $352,447 in the three months ended September 30, 2008 compared to $630,457 in the three months ended September 30, 2007. This is a decrease of $278,010 or approximately 44% from the 2007 period to the 2008 period. In the quarter ending September 30, 2007 we recorded approximately $284,400 of expenses related to the issuance of Company stock for services.  We did not incur such expenses in the quarter ending September 30, 2008.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 58% in the three months ended September 30, 2008 from 94% in the three months ended September 30, 2007 due to the reasons as discussed above.

Net Income (Loss). Our net loss was $341,283 in the three months ended September 30, 2008 compared to a net loss of $644,993 in the three months ended September 30, 2007. This decrease in our net loss was primarily attributable to the reduction in Sales, General and Administrative expenses and the reduction in our interest expense.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $0 cash and cash equivalents  and $867,708 of working capital as compared to $0 and $1,327,335, respectively, at June 30, 2008. Cash flow from operations is expected to improve as a result of our cost cutting measures, including the termination of the Wirrilla lease and related operating costs and improved sales. Cash flow from financing activities is expected to improve as the Company converted approximately $5,035,000 of debt into equity by issuing 12,000,000 shares of common stock.

Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $4,707,515 as of September 30, 2008. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

Management has engaged professional investment bankers in the United States to raise additional capital.

ITEM 4.  CONTROLS AND PROCEDURES

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

On November 26, 2008, we made an offer to the shareholders of Asia Distribution Solutions Ltd. (“ADSL”), a Cayman Islands company, to purchase all of the issued and outstanding shares of ADSL.  As of May 1, 2009, approximately 96% of the ADSL shareholders had accepted our offer.  We completed this acquisition on June 5, 2009 when we issued 49,106,738 shares of our common stock and 381,600 shares of our Preferred Stock, Series A to the ADSL shareholders.

On May 26, 2009 we agreed to acquire from Delta Dawn, as Trustee of the Yarraman Road Trust, the Ripe Cider brand and the related business concept involving the manufacture and international sale of a low alcoholic, low carbohydrate apple cider made from fresh apples, including all the recipes for the production of the cider, trademarks (including the international trademark applications), logos, designs, copyright, know how, show how, business systems and arrangements and all other intellectual property associated with the brand and the cider product and their manufacture and marketing  as well as a contract with Independent Distillers Australia Pty Ltd (“IDA”) of Melbourne, Victoria, Australia to supply bulk alcoholic apple cider for their Snowies Blonde brand and IDA’s agreement to provide  ongoing contract carbonated bottling packing services for the “Ripe Cider” brand products.  The purchase price is $19,250,000 and will be paid by the issuance of 55,000 shares of our Preferred Series B shares. Each share of Preferred Series B is convertible into 1,000 common shares of stock, or a total of 55,000,000 shares of common stock, at such time the Company has authorized shares available.

The Company is determining if they have the required amount of authorized common shares available to be issued for all their subsequent acquisitions. If an inadequate number of shares is available to satisfy requirements under the above acquisitions, the Company may have to record a liability until such time as an adequate number of common shares are available to satisfy required issuances or conversions.

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

YARRAMAN WINERY, INC.

Date: June 11, 2009	By:	/s/ Ian Long
Name: Ian Long
Title: Chief Executive Officer