Form 10-Q
period 2008-12-31
YARRAMAN WINERY, INC.
filed 2009-06-12
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

December 31, 2008

TABLE OF CONTENTS

Consolidated Unaudited Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flow	6

Notes to Consolidated Unaudited Financial Statements	7-17

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets

Accounts receivable, net	$547,888	$555,798
Inventory	2,812,372	4,409,833
Other receivables	50,247	26,787
Other assets	190,335	214,463
Total Current Assets	3,600,842	5,206,881

Property, plant and equipment, net	3,042,836	4,369,645

Intangible asset	179,852	249,990

	$6,823,530	$9,826,516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,049,853	$1,404,104
Loan Payable	41,041	-
Cash deficit	28,852	37,990
Capital leases, current portion	29,977	102,720
Due to related party	2,227,261	2,334,733
Total Current Liabilities	3,376,984	3,879,547

Long Term Liabilities:
Capital leases, net of current portion	41,687	50,821
Long-term debt	4,024,734	5,511,308
Total Long Term Liabilities	4,066,421	5,562,129

Total Liabilities	7,443,405	9,441,676

Stockholder's Equity (Deficit):
Common stock, $.001 par value, 90,000,000 shares authorized
38,000,000 shares issued and outstanding	38,000	38,000
Additional paid in capital	11,019,252	11,019,252
Subscription receivable	(77,000)	(88,000)
Other comprehensive income	(288,163)	(287,228)
Accumulated deficit	(11,311,964)	(10,297,184)
Total Stockholder's Equity (Deficit)	(619,875)	384,840

	$6,823,530	$9,826,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales, net	$478,367	$793,716	$1,087,513	$1,466,710
Cost of sales	652,996	576,218	1,095,680	1,040,583
Gross profit (loss)	(174,629)	217,498	(8,167)	426,127

Selling, general and administrative expenses	367,376	390,688	719,823	1,021,145
Total operating expenses	367,376	390,688	719,823	1,021,145

Loss from operations	(542,005)	(173,190)	(727,990)	(595,017)

Other (Income) Expense
Interest income	(326)	(227)	(3,121)	(954)
Interest expense	113,196	272,981	277,685	472,615
Other (income) expenses net	(3,397)	1,946	(8,522)	24,977
Gain on sale of fixed asset	(607)	(5,818)	(1,928)	(5,818)
Transaction gain (loss) on foreign currency	22,625	(33,057)	22,675	(31,830)
Total Other Expense	131,491	235,825	286,789	458,990

Loss before income taxes	(673,496)	(409,015)	(1,014,779)	(1,054,007)

Provision for income taxes	-	-	-	-

Net loss	(673,496)	(409,015)	(1,014,779)	(1,054,007)

Other comprehensive income (loss)
Foreign currency translation	(33,279)	35,740	(935)	280,617

Comprehensive Loss	$(706,775)	$(373,276)	$(1,015,714)	$(773,391)

Net loss per share:
Basic & diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of shares outstanding:
Basic & diluted	38,000,000	25,250,000	38,000,000	25,250,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,014,779)	$(1,054,007)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	134,498	181,111
Salary forgiven for stock payment	11,000	11,000
Amortization of discount on debt	-	101,773
(Increase) / decrease in assets:
Accounts receivables	(168,359)	(68,295)
Inventory	402,654	(622,823)
Other receivables	(35,121)	(124,455)
Other assets	(41,091)	(19,178)
Increase in liabilities:
Accounts payable and accrued expenses	31,069	195,865
Total Adjustments	334,651	(345,002)

Net cash used in operations	(680,128)	(1,399,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(20,231)	(3,134)
Acquisition of intangible	(270)	-
Net cash used in investing activities	(20,501)	(3,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	74,365	49,470
Proceeds from loan payable	41,041	-
Cash deficit financing	(1,769)	-
Capital lease payments	(55,496)	(70,429)
Receivable from related party	-	(61,266)
Loans payable - related party	308,777	886,292
Net cash provided by financing activities	366,918	804,067

Effect of exchange rate changes on cash and cash equivalents	333,711	454,883

Net decrease in cash and cash equivalents	-	(143,194)

Cash and cash equivalents, beginning balance	-	150,072

Cash and cash equivalents, ending balance	$-	$6,878

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-	$-
Interest payments	$218,426	$249,290
Non-cash financing and investing activities
Discount on debt	$-	$101,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2008

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
$-

Yarraman Australia’s assets are pledged as collateral for a loan advance owed by Yarraman Australia to a commercial bank. Prior to the Asset Purchase, the Trust was the borrower of this loan; subsequent to the Asset Purchase, Yarraman Australia assumed the loan. As of December 31, 2008 the outstanding balance on this debt was approximately $4,024,734.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent their realizable or settlement value. As shown in the financial statements, during the year ended June 30, 2008, the Company incurred losses of $3,628,825. During the six month period ended December 31, 2008 the Company incurred a loss of $1,014,779. In addition to suffering recurring losses from operations and negative cash flows from operations, the Company has a cash overdraft and an inability to meets its maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to approximately $74,862 and $104,213 as of December 31, 2008 and June 30, 2008, respectively.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated to $1,014 and $1,324 for the six months ended December 31, 2008 and 2007, respectively, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax receivable of $6,352 and $11,578 as of December 31, 2008 and June 30, 2008, respectively.

In addition to GST, the Company is required to collect wine equalisation tax (“WET”) on sales of wine product to non-exempt Australian customers. Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate receivable of $0 and $7,365 at December 31, 2008 and June 30, 2008, respectively.

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

During the year ended June 30, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. With regards to this sale, in the year ended June 30, 2008, the Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at December 31, 2008 or subsequently. The sales, per management, were completed to infuse working capital into the Company for ongoing operations.

	December 31,	June 30,
	2008	2008
Winemaking and packaging materials	$73,713	$86,507
Work in progress (costs related to unprocessed and / or unbottled products)	2,193,476	3,372,199
Finished goods (bottled wine)	545,183	951,127
	$2,812,372	$4,409,833

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

As of December 31, 2008 and June 30, 2008 Property, Plant and Equipment consist of the following:

	December, 31	June 30,
	2008	2008
Building improvements	$65,433	$66,090
Land	731,062	1,017,686
Plant and equipment	3,258,081	4,535,464
Computer equipment	49,993	66,429
Furniture and fixtures	19,853	27,638
	4,124,422	5,713,307
Accumulated depreciation	(1,081,586)	(1,343,662)
	$3,042,836	$4,369,645

 Capital Lease Obligations
Included in Property, Plant and Equipment as of December 31, 2008 and June 30, 2008 are $202,899 and $302,696, respectively, of net fixed assets that were purchased on capital lease arrangements.

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

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 there were no significant impairments of its long-lived assets.

Intangible Assets
Effective July 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.  No impairment loss was recognized for the year ended June 30, 2008. As of December 31, 2008 and June 30, 2008 the intangible assets comprised of water licenses valued at $172,675 and$240,375, respectively, which are held in perpetuity.

Intangible assets determined to have indefinite useful lives are not amortized.  The Company tests intangible assets with indefinite and definite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized over their useful lives or the life of the intangible asset, whichever is less. As of December 31, 2008 and June 30, 2008, the intangible asset with definite useful life is comprised of artwork for Company products and advertising amounting to $7,177 and $9,615, respectively.

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

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the periods ended December 31, 2008 and December 31, 2007 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Translation Adjustment
As of December 31, 2008 and June 30, 2008, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

Advertising
Advertising is expensed as incurred. Advertising expense for the six months ended December 31, 2008 and 2007 were approximately $14,310 and $3,697, respectively.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $62,732 and $69,558 for the six months ended December 31, 2008 and 2007, respectively.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

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

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2008 and June 30, 2008 cash held in Australian Banks are within Australian statutory limits.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2008 and June 30, 2008 the accounts payable and accrued expenses comprised of the following:

	December 31,	June 30,
	2008	2008
Trade creditors	$826,716	$1,101,760
Accrued expenses	174,799	261,646
Payroll liabilities	48,338	40,698
	$1,049,853	$1,404,104

Included in accrued expenses is a provision for annual employee leave, it represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of December 31, 2008 and June 30, 2008 annual leave was $17,190 and $23,316, respectively.

At December 31, 2008 and June 30, 2008 included in accrued expenses is a net consumption tax receivable of $6,352 and $11,578, respectively and a net WET tax receivable of $0 and $7,365, respectively.

NOTE 6 - MAJOR CUSTOMERS AND VENDORS

For the six months ended December 31, 2008 and 2007 the Company had two customers and one customer, respectively, which comprised approximately 50% and 16% of total sales.   There was $342,518 receivable from the two customers as of December 31, 2008. As of June 30, 2008 there was a receivable from one customer of $158,412.

For the six months ended December 31, 2008 the Company had three vendors that accounted for more than 80% of purchases. There was $179,871 payable to these vendors as of December 31, 2008.  For the six months ended December 31, 2007 the Company had no vendors that accounted for more then 10% of total purchases.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust that is their primary stockholder. The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less then 15%. Under this agreement the Company must pay the Trustee $100,000 AUD (Australian Dollars) or approximately $69,070 annually. This agreement was terminated on June 30, 2008.  During the six months ended December 31, 2007 the Company paid the Trustee approximately $43,446.

On February 1, 2008 Yarraman Australia entered into a consulting agreement with an entity that is wholly owned by one of the members of the Company’s Board of Directors.  This agreement is for $4,800 per month for services related to the wine industry. This agreement was changed by both parties on July 1, 2008 to provide for a total annual fee of $150,000 AUD (Australian Dollars) or approximately $123,000.  During the six months ended December 31, 2008 $72,339 was paid under this agreement.

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

Due to related party:

As of December 31, 2008 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders in the amount of $2,227,261. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 the then outstanding advances and loans were restructured into one loan agreement for approximately $3,289,000. This new loan included approximately $689,000 related to a sale of wine by the related party to the Company during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it was repaid in full. The entire new loan accrues interest at 6.5% per annum. This loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $4,024,734 as of December 31, 2008. This new loan, together with outstanding interest, was to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000 or USD $2,280,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock, at a market price of approximately $0.42 per share. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,280,000 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

NOTE 9 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia. As of December 31, 2008 the total amount due under this facility, inclusive of interest, is $4,024,734. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance was due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. This loan facility has been extended through to July 6, 2009 by the lender.

NOTE 10 - LEASES PAYABLE

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at December 31, 2008 and June 30, 2008 are as follows:

	December 31,	June 30,
	2008	2008
Plant and equipment	$325,310	$452,854
Less: Accumulated depreciation	(122,412)	(150,157)
	$202,898	$302,697

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at December 31, 2008 and June 30, 2008 are as follows:

	December 31,	June 30,
	2008	2008
Total minimum lease payments	$71,664	$153,541
Amount representing interest	-	-
Present value of net minimum lease payments	71,664	153,541
Current portion	(29,977)	(102,720)
Long-term capital lease obligation	$41,687	$50,821

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Periods
January 1, 2009 through December 31, 2009	$59,494
January 1, 2010 through December 31, 2010	12,170
$71,664

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

On July 16, 2007, as part of an employment agreement with Ian Long, President and Board Member, the Company agreed to sell 250,000 shares of its common stock to Mr. Long at the per share price of $0.44, for a total of $110,000. Mr. Long is paying for these shares over a five year period.  As of December 31, 2008 and June 30, 2008 a total of $33,000 and $22,000, respectively, has been applied toward this subscription receivable through payroll deductions for the Presidents salary.

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

NOTE 13 - SUBSEQUENT EVENTS

On September 5, 2008 the Company entered into an Implementation Agreement with Asia Distributions Solutions, Ltd., (ADSL) a Cayman Island company publicly traded in the United Kingdom on the London Stock Exchange's Alternative Investment Market (AIM) a global market for smaller, growing companies.  The Implementation Agreement sets out certain matters relating to the conduct of the Offer and Merger Transaction that has been agreed to by the Company and ADSL whereby ADSL shareholders are to receive 54,959,313 shares of the Company’s common stock, at a then market price of $0.42 per share, in exchange for the entire share capital of ADSL, issued and to be issued, including 30,676,000 ADSL shares currently in issue and approximately 2,143,358 ADSL shares to be issued.  The formal Offer was made to ADSL shareholders on November 26, 2008.

On January 19, 2009 the acquisition of ADSL by the Company was approved by a majority of the stockholders of ADSL.  As of May 1, 2009 over 96% of the ADSL stockholders have accepted the Offer.  Company management has been advised by legal counsel, as ADSL is a Cayman Islands company and pursuant to Cayman Islands law, the Company can force the non-accepting ADSL shareholders to accept the offer. Subsequent to February 23, 2009 ADSL ceased trading on the AIM.  On June 5, 2009 the Company completed the acquisition of ADSL and issued 49,106,738 shares of  common stock and 381,600 shares of  Preferred Series A shares (which are convertible into 10 shares of common stock) to ADSL shareholders.  The remaining 2,036,575 common shares to be issued relate to non responding ADSL shareholders.

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

On May 26, 2009 the Company agreed to acquire from Delta Dawn, as Trustee of the Yarraman Road Trust, the “Ripe Cider” brand and the related business concept involving the manufacture and international sale of a low alcoholic, low carbohydrate, apple cider made from fresh apples, including all the recipes for the production of the cider, trademarks (including the international trademark applications), logos, designs, copyright, know how, show how, business systems and arrangements and all other intellectual property associated with the brand and the cider product and their manufacture and marketing  as well as a contract with Independent Distillers Australia Pty Ltd (“IDA”) of Melbourne, Victoria, Australia to supply bulk alcoholic apple cider for their “Snowies Blonde” brand and IDA’s agreement to provide  ongoing contract carbonated bottling packing services for the “Ripe Cider” brand products.  The purchase price is $19,250,000 and will be paid by the issuance of 55,000 shares of the Company’s Preferred Series B shares.  Each share of Preferred Series B is convertible into 1,000 common shares of stock, for a total of 55,000,000 common shares, at such time the Company has authorized shares available.  The market value of the Company’s common stock on the date of the agreement was $0.35 per share.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. Changes in the financial condition of the Company's major customers could result in significant accounts receivable write-offs. The Company's allowance for doubtful accounts at December 31, 2008 and June 30, 2008 was $74,862 and $104,213, respectively.

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

IMPAIRMENT OF INTANGIBLE ASSETS

The Company has intellectual materials and water usage rights associated with its business. The Company reviews these assets for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset. As of December 31, 2008 the Company does not believe there has been any impairment of these assets. Intangible assets at December 31, 2008 and June 30, 2008 totaled $179,852 and $249,990, respectively.

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

On November 26, 2008, we made an offer to the shareholders of Asia Distribution Solutions Ltd. (“ADSL”), a Cayman Islands company, to purchase all of the issued and outstanding shares of ADSL.  As of May 1, 2009, approximately 96% of the ADSL shareholders had accepted our offer. The transaction encompassed the issuance of 54,959,313 shares of the Company’s common stock. The Company completed this acquisition on June 5, 2009 and issued 49,106,738 shares of  common stock and 381,600 shares of  Preferred Series A shares (convertible at the rate of 10 common shares to 1 preferred share) to the ADSL shareholders.  The remaining 2,036,575 common shares to be issued relate to non responding ADSL shareholders.

In November, 2008, we agreed to acquire the Jugiong Vineyard in New South Wales, Australia, comprising 475 acres of vineyard and a grape supply contract which has 4 years remaining, from Delta Dawn, as Trustee of the Yarraman Road Trust (who is also a shareholder in YRMN).  The consideration for the acquisition of the Jugiong Vineyard amounts to $6,000,000 to be satisfied by way of a two-year redeemable convertible note to be issued by YRMN, bearing interest at 6 per cent per annum and the assumption of $5,000,000 of outstanding debt against the property.  This acquisition has not yet been finalized.

On May 26, 2009 the Company agreed to acquire from Delta Dawn, as Trustee of the Yarraman Road Trust, the “Ripe Cider” brand and the related business concept involving the manufacture and international sale of a low alcoholic, low carbohydrate, apple cider made from fresh apples, including all the recipes for the production of the cider, trademarks (including the international trademark applications), logos, designs, copyright, know how, show how, business systems and arrangements and all other intellectual property associated with the brand and the cider product and their manufacture and marketing  as well as a contract with Independent Distillers Australia Pty Ltd (“IDA”) of Melbourne, Victoria, Australia to supply bulk alcoholic apple cider for their “Snowies Blonde” brand and IDA’s agreement to provide  ongoing contract carbonated bottling packing services for the “Ripe Cider” brand products.  The purchase price is $19,250,000 and will be paid by the issuance of 55,000 shares of the Company’s Preferred Series B shares.  Each share of Preferred Series B is convertible into 1,000 common shares of stock, for a total of 55,000,000 common shares, at such time the Company has authorized shares available.  The market value of the Company’s common stock on the date of the agreement was $0.35 per share.

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

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

	Three Months Ended December 31,
	2008		2007
Revenue	$478,367	100%	$793,716	100%
Cost of Revenue	652,996	137%	576,218	73%
Gross Profit (Loss)	(174,629)	-37%	217,498	27%
General and Administrative Expense	367,376	77%	390,688	49%
Other Expense	131,491	27%	235,825	30%
Net Loss Before Income Tax	$(673,496)	-141%	$(409,015)	-52%

Revenue. Revenue was $478,367 in the three months ended December 31, 2008 compared to $793,716 during the three months ended December 31, 2007. The decrease in revenues of $315,349, or approximately 39.7%, was primarily related to a decrease in our bulk wine sales of $329,029. During the three months ended December 31, 2007 we sold a large amount of our bulk wine in order to raise additional cash for working capital purposes.  The sale of bulk wine is not a normal practice of the Company.

Cost of Revenue . Cost of revenue was $652,996 in the three months ended December 31, 2008 compared to $576,218 in the three months ended December 31, 2007, a decrease of $76,778. As a percentage of revenue, cost of revenue was 137% in the three months ended December 31, 2008 compared to 73% in the three months ended December 31, 2007. The increase in our cost of revenue is primarily due to the increase in our bulk wine sales, as stated above. We have historically had a higher cost of revenue associated with bulk wine sales, however, in our June 30, 2007 financial statements we reserved for the loss that we expected from the bulk wine sales in the period ended December 31, 2008 .

 Gross Profit (Loss). Gross (loss) was $(174,629) in the three months ended December 31, 2008 compared to gross profit of  $217,498 in the three months ended December 31, 2007. As a percentage of revenues, gross profit decreased to (37)% in the three months ended December 31, 2008 from 27% in the three months ended December 31, 2007 for the reasons discussed above.

Other Expense. Other expense was $131,491 in the three months ended December 31, 2008 compared to $235,825 in the three months ended December 31, 2007. The decrease in other expense of $104,334 was primarily attributable to a decrease in our interest expense as we converted approximately $5,035,000 of our long term debt into equity as of June 30, 2008 and a gain on foreign currency translation.  Our interest expense for the period decreased by $159,785.   During the three months ended December 31, 2007 we had a gain on foreign currency transactions of $33,057 compared to a loss of $(22,625) for the three months ending December 31, 2008, a difference of $55,682.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $367,376 in the three months ended December 31, 2008 compared to $390,688 in the three months ended December 31, 2007. This is a decrease of $23,312 or approximately 5.8% from the 2007 period to the 2008 period.

As a percentage of revenues, sales, general and administrative expenses increased to approximately 77% in the three months ended December 31, 2008 from 49% in the three months ended December 31, 2007 due to the reasons as discussed above.

NetLoss. Our net loss was $673,496 for the three months ended December 31, 2008 compared to a net loss of $409,015 in the three months ended December 31, 2007. This increase in our net loss was primarily attributable to the reduction in our sales and the increase in our cost of sales as a percentage of revenue.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

	Six Months Ended December 31,
	2008		2007
Revenue	1,087,513	100%	$1,466,710	100%
Cost of Revenue	1,095,680	101%	1,040,583	71%
Gross Profit (Loss)	(8,167)	-1%	426,127	29%
General and Administrative Expense	719,823	66%	1,021,145	70%
Other Expense	286,789	26%	458,990	31%
Net Loss Before Income Tax	(1,014,779)	-93%	$(1,054,008)	-72%

Revenue. Revenue was $1,087,513 in the six months ended December 31, 2008 compared to $1,466,710 during the six months ended December 31, 2007. The decrease in revenues of $379,197, or approximately 25.8%, was primarily related to a decrease in our bulk wine sales of $447,074. During the six months ended December 31, 2007 we sold a large amount of our bulk wine in order to raise additional cash for working capital purposes.  The sale of bulk wine is not a normal practice of the Company.

Cost of Revenue. Cost of revenue was $1,095,680 in the six months ended December 31, 2008 compared to $1,040,583 in the six months ended December 31, 2007, an increase of $55,097. As a percentage of revenue, cost of revenue was 101% in the six months ended December 31, 2008 compared to 71% in the six months ended December 31, 2007. The increase in our cost of revenue is primarily due to the increase in our bulk wine sales, as stated above. We have historically had a higher cost of revenue associated with bulk wine sales, however, in our June 30, 2007 financial statements we reserved for the loss that we expected from the bulk wine sales in the six months ended December 31, 2008 .

 Gross Profit (Loss). Gross (loss) was $(8,167) in the six months ended December 31, 2008 compared to gross profit of  $426,127 in the six months ended December 31, 2007. As a percentage of revenues, gross profit decreased by (30)% in the six months ended December 31, 2008 from 29% in the six months ended December 31, 2007 for the reasons discussed above.

Other Expense. Other expense was $286,789 in the six months ended December 31, 2008 compared to $458,990 in the six months ended December 31, 2007. The decrease in other expense of $172,201 was attributable to a decrease in our interest expense and an increase in our gain on foreign exchange conversion.  At June 30, 2008 we converted approximately $5,035,000 of our long term debt into equity. Our interest expense for the period decreased by $194,930.  In addition, due to reduction in the exchange rate between the Australian Dollar and the U.S. Dollar we had a loss on foreign currency transactions of $54,505 for December 31, 2008 compared to December 31, 2007.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $719,823 in the six months ended December 31, 2008 compared to $1,021,145 in the six months ended December 31, 2007. This is a decrease of $301,322 or approximately 29.5% from the 2007 period to the 2008 period. During the six months ending December 31, 2007 we recorded approximately $284,400 of expense related to the issuance of Company stock for services to various parties ..  We did not incur such expenses in the six months ending December 31, 2008.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 66% in the six months ended December 31, 2008 from 70% in the six months ended December 31, 2007 due to the reasons as discussed above.

Net Loss. Our net loss was $1,014,779 in the six months ended December 31, 2008 compared to a net loss of $1,054,007 in the six months ended December 31, 2007. This decrease in our net loss was primarily attributable to the reduction in Sales, General and Administrative expenses, the reduction in our interest expense and the gain on our foreign currency translation.

Liquidity and Capital Resources

As of December 31, 2008, the Company had $0 cash and cash equivalents and $223,858 of working capital as compared to $0 and $1,327,335, respectively, at June 30, 2008. Cash flow from operations has improved due to cost cutting measures and improved collections on receivables. Cash flow used in operations decreased by $718,881 from $1,399,009 in the six months ending December 31, 2008 to $680,128 in the six months ending December 31, 2008. Cash flow from financing activities is expected to improve as the Company converted approximately $5,035,000 of debt into equity by issuing 12,000,000 shares of common stock on June 30, 2008.

Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $4,024,734. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

Management has engaged professional investment bankers in the United States to assist in raising additional capital.

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

None.

ITEM 5.     OTHER INFORMATION.

None

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

YARRAMAN WINERY, INC.

Date: June 12, 2009	By:	/s/ Ian Long
Name: Ian Long
Title: Chief Executive Officer