Form 10-Q
period 2009-03-31
YARRAMAN WINERY, INC.
filed 2009-07-02
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

YARRAMAN WINERY, INC. AND SUBSIDIARY

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

TABLE OF CONTENTS

Consolidated Unaudited Balance Sheets	F-2

Consolidated Unaudited Statements of Operations	F-3

Consolidated Unaudited Statements of Cash Flow	F-4

Notes to Consolidated Unaudited Financial Statements	F-5

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Accounts receivable, net	$959,671	$555,798
Inventory	3,049,328	4,409,833
Other receivables	-	26,787
Other assets	466,681	214,463
Total Current Assets	4,475,680	5,206,881

Property, plant and equipment, net	2,961,540	4,369,645

Intangible asset	177,977	249,990

	$7,615,197	$9,826,516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,303,780	$1,404,104
Cash deficit	24,287	37,990
Capital leases, current portion	14,922	102,720
Due to related parties, including interest	2,951,168	2,334,733
Total Current Liabilities	4,294,157	3,879,547

Long Term Liabilities:
Capital leases, net of current portion	41,252	50,821
Long-term debt, including interest	3,926,615	5,511,308
Total Long Term Liabilities	3,967,867	5,562,129

Total Liabilities	8,262,024	9,441,676

Stockholder's Equity (Deficit):
Common stock, $.001 par value, 90,000,000 shares authorized 38,000,000 shares issued and outstanding	38,000	38,000
Additional paid in capital	11,019,252	11,019,252
Subscription receivable	(71,500)	(88,000)
Other comprehensive income	(377,169)	(287,228)
Accumulated deficit	(11,255,410)	(10,297,184)
Total Stockholder's Equity (Deficit)	(646,827)	384,840

	$7,615,197	$9,826,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales, net	$814,488	$603,984	$1,902,001	$2,070,694
Cost of sales	389,087	379,244	1,484,767	1,419,827
Gross profit	425,401	224,740	417,234	650,867

Selling, general and administrative expenses	239,302	432,579	959,125	1,453,724
Total operating expenses	239,302	432,579	959,125	1,453,724

Income (loss) from operations	186,099	(207,839)	(541,891)	(802,856)

Other (income) expense
Interest income	(455)	(13)	(3,576)	(967)
Interest expense	133,758	239,366	411,443	711,981
Other (income) expense net	(2,442)	(3,085)	(10,964)	21,892
(Gain) loss on sale of fixed asset	95	(152)	(1,833)	(5,970)
Transaction (gain) loss on foreign currency	(1,413)	460	21,265	(31,370)
Total other expense	129,544	236,576	416,335	695,567

Profit (loss) before income taxes	56,555	(444,416)	(958,226)	(1,498,424)

Provision for income taxes	-	-	-	-

Net profit (loss)	56,555	(444,416)	(958,226)	(1,498,424)

Other comprehensive income (loss) Foreign currency translation	(89,006)	(85,487)	(89,941)	195,130

Comprehensive loss	$(32,451)	$(529,902)	$(1,048,167)	$(1,303,293)

Net loss per share:
Basic & diluted	$(0.00)	$(0.02)	$(0.03)	$(0.06)

Weighted average number of shares outstanding:
Basic & diluted	38,000,000	25,250,000	38,000,000	25,250,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(958,226)	$(1,498,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188,018	267,785
Salary applied for stock payment	16,500	16,500
Amortization of discount on debt	-	159,811
(Increase) / decrease in assets:
Accounts receivables	636,069	174,825
Inventory	(501,764)	(1,107,002)
Other receivables	20,729	(87,258)
Other assets	(194,842)	85,807
Increase in liabilities:
Accounts payable and accrued expenses	162,165	409,612
Total Adjustments	326,875	(79,920)

Net cash used in operations	(631,351)	(1,578,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(20,020)	(19,579)
Acquisition of intangible	(267)	-
Net cash used in investing activities	(20,287)	(19,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash deficit financing	(2,960)	-
Capital lease payments	(68,824)	(22,124)
Receivable from related party	-	(64,136)
Loans payable - related party	1,380,308	970,028
Net cash provided by financing activities	1,308,524	883,768

Effect of exchange rate changes on cash and cash equivalents	(656,886)	582,047

Net decrease in cash and cash equivalents	-	(132,108)

Cash and cash equivalents, beginning balance	-	150,072

Cash and cash equivalents, ending balance	$-	$17,964

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-	$-
Interest payments	$310,679	$376,331
Non-cash financing and investing activities
Inventory purchased from related party for debt	$375,447	$-
Loan fee included in long-term debt	$68,947	$79,276
Insurance financing included in accounts payable	$52,970	$-
Discount on debt	$-	$177,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YARRAMAN WINERY, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2009

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
$-

Yarraman Australia’s assets are pledged as collateral for a loan advance owed by Yarraman Australia to a commercial bank. Prior to the Asset Purchase, the Trust was the borrower of this loan; subsequent to the Asset Purchase, Yarraman Australia assumed the loan. As of March 31, 2009 the outstanding balance on this debt was approximately $3,926,615.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent their realizable or settlement value. As shown in the financial statements, during the year ended June 30, 2008, the Company incurred losses of $3,628,825. During the nine month period ended March 31, 2009 the Company incurred a loss of $958,224. In addition to suffering recurring losses from operations and negative cash flows from operations, the Company has a cash overdraft and an inability to meets its maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to approximately $74,082 and $104,213 as of March 31, 2009 and June 30, 2008, respectively.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated to $1,389 and $2,014 for the nine months ended March 31, 2009 and 2008, respectively, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax receivable of $5,178 and $11,578 as of March 31, 2009 and June 30, 2008, respectively.

In addition to GST, the Company is required to collect wine equalisation tax (“WET”) on sales of wine product to non-exempt Australian customers. Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate receivable of $0 and $7,365 at March 31, 2009 and June 30, 2008, respectively.

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

During the year ended June 30, 2008, the management of the Company sold approximately 341,300 liters of unbottled wine at below cost. With regards to this sale, in the year ended June 30, 2008, the Company recorded approximately $920,000 in cost of sales to reflect this inventory at lower of cost or market at June 30, 2007. Per Company management this reduction in inventory is not indicative of impairment to any other inventory product at March 31, 2009 or subsequently. The sales, per management, were completed to infuse working capital into the Company for ongoing operations.

	March 31,	June 30,
	2009	2008
	(Unaudited)
Winemaking and packaging materials	$61,558	$86,507
Work in progress (costs related to unprocessed and / or unbottled products)	2,571,088	3,372,199
Finished goods (bottled wine)	416,682	951,127
	$3,049,328	$4,409,833

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

As of March 31, 2009 and June 30, 2008 Property, Plant and Equipment consist of the following:

	March, 31	June 30,
	2009	2008
	(Unaudited)
Building improvements	$64,751	$66,090
Land	723,441	1,017,686
Plant and equipment	3,225,734	4,535,464
Computer equipment	55,851	66,429
Furniture and fixtures	19,647	27,637
	4,089,424	5,713,306
Accumulated depreciation	(1,127,884)	(1,343,662)
	$2,961,540	$4,369,645

 Capital Lease Obligations
Included in Property, Plant and Equipment as of March 31, 2009 and June 30, 2008 are $193,587 and $302,696, respectively, of net fixed assets that were purchased on capital lease arrangements.

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

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 there were no significant impairments of its long-lived assets.

Intangible Assets
Effective July 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value.  No impairment loss was recognized for the periods ended March 31, 2009 and June 30, 2008. As of March 31, 2009 and June 30, 2008 the intangible assets comprised of water licenses valued at $170,875 and $240,375, respectively, which are held in perpetuity.

Intangible assets determined to have indefinite useful lives are not amortized.  The Company tests intangible assets with indefinite and definite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized over their useful lives or the life of the intangible asset, whichever is less. As of March 31, 2009 and June 30, 2008, the intangible asset with definite useful life is comprised of artwork for Company products and advertising amounting to $7,102 and $9,615, respectively.

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

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the periods ended March 31, 2009 and March 31, 2008 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Translation Adjustment
As of March 31, 2009 and June 30, 2008, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

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

Advertising
Advertising is expensed as incurred. Advertising expense for the nine months ended March 31, 2009 and 2008 was approximately $15,745 and $4,642, respectively.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $74,181 and $79,709 for the nine months ended March 31, 2009 and 2008, respectively.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning July 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

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

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2009 and June 30, 2008 cash held in Australian Banks are within Australian statutory limits.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2009 and June 30, 2008 the accounts payable and accrued expenses comprised of the following:

	March 31,	June 30,
	2009	2008
	(Unaudited)
Trade creditors	$1,046,885	$1,101,760
Accrued expenses	193,325	261,646
Payroll liabilities	63,570	40,698
	$1,303,780	$1,404,104

Included in accrued expenses is a provision for annual employee leave, it represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate. As of March 31, 2009 and June 30, 2008 annual leave was $21,270 and $23,316, respectively.

At March 31, 2009 and June 30, 2008 included in accrued expenses is a net consumption tax receivable of $5,178 and $11,578, respectively and a net WET tax receivable of $0 and $7,365, respectively.

NOTE 6 - MAJOR CUSTOMERS AND VENDORS

For the nine months ended March 31, 2009 the Company had two customers which comprised approximately 45% of total sales.   There was $219,637 receivable from these customers as of March 31, 2009.  For the nine months ended March 31, 2008 the Company had one customer which comprised approximately 19% of total sales.     There was $158,412 receivable from the customer as of June 30, 2008.

For the nine months ended March 31, 2009 the Company had three vendors that accounted for more than 74% of purchases. There was $154,017 payable to these vendors as of March 31, 2009.  For the nine months ended March 31, 2008 the Company had no vendors which comprised over 10% of total purchases.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust, which is their primary shareholder. The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less then 15%. Under this agreement the Company must pay the Trustee $100,000 AUD (Australian Dollars) or approximately $68,350 USD (US Dollars) annually. This agreement was terminated on June 30, 2008.  During the nine months ended March 31, 2008 the Company paid the Trustee approximately $66,063.

During the quarter ended March 31, 2009 Yarraman Australia purchased the grape harvest, at fair market value, from the Jugiong vineyard. The Jugiong vineyard is owned by the Trust.  The value of the grape harvest was recorded at the lower of cost or market of Jugiong, at approximately $375,447.  Of this purchase price the Company recorded $174,703 to its work in process inventory to be used in the Company’s wine production, and sold $200,744 worth of grapes to a third party, which is included in cost of sales for the three months and nine months ended March 31, 2009.  The sale to a third party totaled $575,783. This sale was related to a Grape Purchase Agreement which the Trust has with a third party which the Trust assigned to the Company.

On February 1, 2008 Yarraman Australia entered into a consulting agreement with an entity that is wholly owned by one of the members of the Company’s Board of Directors.  This agreement is for $4,800 per month for services related to the wine industry.  This agreement was terminated by both parties on June 30, 2008. On July 1, 2008 a new agreement was entered into to provide for a total annual fee of $150,000 AUD (Australian Dollars) or approximately $102,525.  During the nine months ended March 31, 2009, a total of $83,705 was paid under this agreement.

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

As the loan advances totaling $1,832,795, the $826,020 loan payable, and the loan of $13,767, all totaling $2,672,582 were non-interest bearing, the Company recorded an imputed interest of $871,307 which was recorded as a discount on debt and a contribution of capital to the Company. This discount on debt was being amortized over the term that these loan advances were outstanding until such time as they converted. As the loan advance was converted into common stock during the year ended June 30, 2008, the remaining unamortized debt discount was fully amortized upon conversion. During the years ended June 30, 2008 and 2007, the Company amortized this discount on debt, recorded as an interest expense of $763,133 and $205,905, respectively, at the prevailing exchange rates for the years then ended.

As of March 31, 2009 the Company has a payable to the Trust of $727,449.  These advances made during the nine months ended March 31, 2009 totaling approximately $352,002 made to the Company for working capital purposes, and $375,447 due to the Trust related to the purchase of the Jugiong harvest as described earlier.

Due to related party:

As of March 31, 2009 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders in the amount of $2,223,719. This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 the then outstanding advances and loans were restructured into one loan agreement for approximately $3,289,000. This new loan included approximately $689,000 related to a sale of wine by the related party to the Company during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it was repaid in full. The entire new loan accrues interest at 6.5% per annum. This loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $3,926,615 as of March 31, 2009. This new loan, together with outstanding interest, was to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000 or USD $2,280,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock, at a market price of approximately $0.42 per share. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,280,000 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

NOTE 9 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia. As of March 31, 2009 and June 30, 2008 the total amount due under this facility, inclusive of interest, is $3,926,615 and $5,511,308, respectively. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance was due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. This loan facility has been extended through to July 6, 2009 by the lender.

NOTE 10 - LEASES PAYABLE

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at March 31, 2009 and June 30, 2008 are as follows:

	March 31,	June 30,
	2009	2008
	(Unaudited)
Plant and equipment	$321,920	$452,854
Less: Accumulated depreciation	(128,333)	(150,157)
	$193,587	$302,697

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at March 31, 2009 and June 30, 2008 are as follows:

	March 31,	June 30,
	2009	2008
	(Unaudited)
Total minimum lease payments	$56,174	$153,541
Amount representing interest	-	-
Present value of net minimum lease payments	56,174	153,541
Current portion	(14,922)	(102,720)
Long-term capital lease obligation	$56,174	$50,821

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

For the Periods
April 1, 2009 through March 31, 2010	$56,174

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

On July 16, 2007, as part of an employment agreement with Ian Long, President and Board Member, the Company agreed to sell 250,000 shares of its common stock to Mr. Long at the per share price of $0.44, for a total of $110,000. Mr. Long is paying for these shares over a five year period.  As of March 31, 2009 a total of $38,500 has been applied toward this subscription receivable through payroll deductions for the President’s salary.

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

NOTE 13 - SUBSEQUENT EVENTS

On September 5, 2008 the Company entered into an Implementation Agreement with Asia Distributions Solutions, Ltd., (ADSL) a Cayman Island company publicly traded in the United Kingdom on the London Stock Exchange's Alternative Investment Market (AIM) a global market for smaller, growing companies.  The Implementation Agreement (the “Offer”) sets out certain matters relating to the conduct of the Offer and Merger Transaction that has been agreed to by the Company and ADSL whereby ADSL shareholders are to receive 54,959,313 shares of the Company’s common stock, at a then market price of $0.42 per share, in exchange for the entire share capital of ADSL, issued and to be issued, including 30,676,000 ADSL shares currently in issue and approximately 2,143,358 ADSL shares to be issued.  The formal Offer was made to ADSL shareholders on November 26, 2008.

On January 19, 2009 the acquisition of ADSL by the Company was approved by a majority of the stockholders of ADSL.  As of May 1, 2009 over 96% of the ADSL stockholders have accepted the Offer.  Company management has been advised by legal counsel, as ADSL is a Cayman Islands company and pursuant to Cayman Islands law, the Company can force the non-accepting ADSL shareholders to accept the offer. Subsequent to February 23, 2009 ADSL ceased trading on the AIM.  On June 5, 2009 the Company completed the acquisition of ADSL and issued 49,106,738 shares of  common stock and 381,600 shares of  Preferred Series A shares (which are convertible into 10 shares of common stock for each Preferred Series A Share) to ADSL shareholders.  The remaining 2,036,575 common shares to be issued relate to non responding ADSL shareholders.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. Changes in the financial condition of the Company's major customers could result in significant accounts receivable write-offs. The Company's allowance for doubtful accounts at March 31, 2009 and June 30, 2008 was $74,082 and $104,213, respectively.

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

IMPAIRMENT OF INTANGIBLE ASSETS

The Company has intellectual materials and water usage rights associated with its business. The Company reviews these assets for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset. As of March 31, 2009 the Company does not believe there has been any impairment of these assets. Intangible assets at March 31, 2009 and June 30, 2008 totaled $177,977 and $249,990, respectively.

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

The Jugiong Vineyard is located over two blocks of land comprising the Wirrilla Homestead and Wirrilla Point Block in the Gundagai recion of New South Wales, Australia.  With 470 acres under vines the Wirrilla Vineyard produces wines including Sauvignon Blanc, Semillon, Verdelho, Chardonnay, Merlot, Cabernet Sauvignon and Shiraz. The wines produced from this vineyard are used in our premium range of wines.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009		2008
Sales	$814,488	100%	$603,984	100%
Cost of Sales	389,087	48%	379,244	63%
Gross profit	425,401	52%	224,740	37%
SG&A	239,302	29%	432,579	72%
Other expense	129,544	16%	236,576	39%
Net loss	$56,555	7%	$(444,416)	(74)%

Revenue. Revenue was $814,488 in the three months ended March 31, 2009 compared to $603,984 during the three months ended March 31, 2008. The increase in revenues of $210,504 or approximately 35%, was primarily related to a sale of grapes that we made to a third party in the three months ended March 31, 2009 in the amount of $559,445.  We had no such revenue in the three months ending March 31, 2008.  Our domestic Australian sales decreased by $205,400 and our overseas sales decreased by $137,031 due to the overall world economic situation.

Cost of Revenue . Cost of revenue was $389,087 in the three months ended March 31, 2009 compared to $379,244 in the three months ended March 31, 2008, an increase of $9,843. As a percentage of revenue, cost of revenue was 48% in the three months ended March 31, 2009 compared to 63% in the three months ended March 31, 2008, a decrease of 15%. The decrease in our cost of revenue as a percentage of revenue is primarily due to the grape sale we had as stated above. Our profit margin on the grapes sold was significantly higher then on our regular inventory sales.

Gross Profit. Gross profit was $425,401 in the three months ended March 31, 2009 compared to gross profit of $224,740 in the three months ended March 31, 2008. As a percentage of revenues, gross profit increased to 52% in the three months ended March 31, 2009 from 37% in the three months ended March 31, 2008 for the reasons discussed above.

Other Expense. Other expense was $129,544 in the three months ended March 31, 2009 compared to $236,576 in the three months ended March 31, 2008. The decrease in other expense of $107,032 was primarily attributable to a decrease in our interest expense as we converted approximately $5,035,000 of our long term debt into equity as of June 30, 2008.  Interest expense for the period decreased by $105,608.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $239,302 in the three months ended March 31, 2009 compared to $432,579 in the three months ended March 31, 2008. This is a decrease of $193,277 or approximately 45% from the 2008 period to the 2009 period.  As a percentage of revenues, sales, general and administrative expenses decreased to approximately 29% in the three months ended March 31, 2009 from 72% in the three months ended March 31, 2008.

Net Profit (Loss). Our net profit was $56,555 for the three months ended March 31, 2009 compared to a net loss of ($444,416) in the three months ended March 31, 2008. This increase in the net profit was primarily attributable to the increase in our sales, decrease in our cost of sales, decrease in our interest expense and decrease in our selling, general and administrative expenses as described above.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

	Nine Months Ended March 31,
	2009		2008
Sales	$1,902,001	100%	$2,070,694	100%
Cost of Sales	1,484,767	78%	1,419,827	69%
Gross profit	417,234	22%	650,867	31%
SG&A	959,125	50%	1,453,724	70%
Other expense	416,335	22%	695,567	34%
Net loss	$(958,226)	(50)%	$(1,498,424)	(72)%

Revenue. Revenue was $1,902,001 in the nine months ended March 31, 2009 compared to $2,070,694 during the nine months ended March 31, 2008. The decrease in revenues of $168,693, or approximately 8%, was primarily related to a decrease in our bulk wine sales of $447,074. During the nine months ended March 31, 2008 we sold a large amount of bulk wine in order to raise additional cash for working capital purposes.  The sale of bulk wine is not a normal practice of the Company and we did not have any significant bulk wine sales during the nine months ended March 31, 2009.

Also in the nine months ended March 31, 2009 our domestic sales decreased by $300,000, or 14%, as compared to the prior year due to the general economic situation worldwide.

During the nine months ended March 31, 2009 we also had a sale of grapes of $559,445 to a third party, which we did not have in the comparable nine month period ending March 31, 2008.

Cost of Revenue. Cost of revenue was $1,484,767 in the nine months ended March 31, 2009 compared to $1,419,827 in the nine months ended March 31, 2008, an increase of $64,940. As a percentage of revenue, cost of revenue was 78% in the nine months ended March 31, 2009 compared to 69% in the nine months ended March 31, 2008. The decrease in cost of revenue as a percentage of revenue is primarily due to the grape sale we had as stated above. Our profit margin on the grapes sold was significantly higher then on our regular inventory sales.

Gross Profit. Gross profit was $417,234 in the nine months ended March 31, 2009 compared to gross profit of $650,867 in the nine months ended March 31, 2008. As a percentage of revenues, gross profit decreased to 22% in the nine months ended March 31, 2009 from 31% in the nine months ended March 31, 2008 for the reasons discussed above.

Other Expense. Other expense was $416,335 in the nine months ended March 31, 2009 compared to $695,567 in the nine months ended March 31, 2008. The decrease in other expense of $279,232 was attributable to a decrease in our interest expense.  At June 30, 2008 we converted approximately $5,035,000 of our long term debt into equity. Our interest expense for the period decreased by $300,538.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $959,125 in the nine months ended March 31, 2009 compared to $1,453,724 in the nine months ended March 31, 2008. This is a decrease of $494,599 or approximately 34% from the 2008 period to the 2009 period. During the nine months ending March 31, 2008 we recorded approximately $284,400 of expense related to the issuance of Company stock for services to various parties. We did not incur such expenses in the nine months ending March 31, 2009.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 50% in the nine months ended March 31, 2009 from 70% in the nine months ended March 31, 2008 due to the reasons as discussed above.

Net Loss. Our net loss was $958,226 in the nine months ended March 31, 2009 compared to a net loss of $1,498,424 in the nine months ended March 31, 2008. This decrease in our net loss was primarily attributable to the reduction in Sales, General and Administrative expenses, the reduction in our interest expense and the gain on our foreign currency translation.

Liquidity and Capital Resources

As of March 31, 2009, the Company had $0 cash and cash equivalents and $181,523 of working capital as compared to $0 and $1,327,334, respectively, at June 30, 2008. Cash flow from operations has improved due to cost cutting measures and improved collections on receivables. Cash flow used in operations decreased by $946,993 from $1,578,334 in the nine months ending March 31, 2008 to $631,351 in the nine months ending March 31, 2009.

Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $3,926,615. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

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

YARRAMAN WINERY, INC.

Date: July 2, 2009	By:	/s/ Ian Long
Name: Ian Long
Title: Chief Executive Officer