Form 10-K
period 2009-06-30
GLOBAL BEVERAGES, INC.
filed 2010-04-09
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-28865

GLOBAL BEVERAGES, INC.
(Exact Name of Registrant as Specified In its Charter)

Nevada	88-0373061
(State or Other Jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

700 YARRAMAN ROAD, WYBONG
UPPER HUNTER VALLEY
NEW SOUTH WALES, AUSTRALIA 2333
(Address of principal executive offices)

Registrant’s telephone number, including area Code  (+61) 2 6547-8118

Securities registered Under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered Under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Pink Sheets

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

Large accelerated filer     ☐        Accelerated filer    ☐         Non-accelerated filer     ☐        Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      ☐       No     ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (65,260,833 shares) was approximately $32,630,416, based on the average closing bid and ask price of $0.50 for such common equity as of March 20, 2010.

As of April 1, 2010, there were outstanding 88,747,213 shares of the issuer’s Common Stock, par value $0.001.

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

On December 17, 2009, we changed our corporate name from Yarraman Winery, Inc. to Global Beverages, Inc. All references in this Form 10-K to the “Company,” “Global Beverages,” “Yarraman,” “we,” “us” or “our” are to Global Beverages, Inc. and its subsidiary, Yarraman Estate Pty Limited. Except as otherwise noted, all references to “$” shall mean United States dollars.

GLOBAL BEVERAGES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

INDEX

Page

PART I		- 1 -
Item 1.	Business	- 1 -
Item 1A.	Risk Factors	- 8 -
Item 1B.	Unresolved Staff Comments	- 10 -
Item 2.	Properties	- 11 -
Item 3.	Legal Proceedings	- 11 -

PART II		- 11 -
Item 4.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	- 11 -
Item 5.	Selected Financial Data	- 12 -
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 12 -
Item 6A.	Quantitative and Qualitative Disclosures About Market Risk	- 18 -
Item 7.	Financial Statements and Supplementary Data	- 18 -
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	- 18 -
Item 8A.	Controls and Procedures	- 18 -
Item 8A(T).	Controls and Procedures	- 20 -
Item 8B.	Other Information	- 20 -

PART III		- 20 -
Item 9.	Directors, Executive Officers and Corporate Governance	- 20 -
Item 10.	Executive Compensation	- 23 -
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	- 24 -
Item 12.	Certain Relationships and Related Transactions, and Director Independence	- 27 -
Item 13.	Principal Accountant Fees and Services	- 28 -
Item 14.	Exhibits and Financial Statement Schedules	- 29 -

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

On December 22, 2005, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Yarraman Estate Pty Ltd (“Yarraman Australia”), the shareholders of Yarraman Australia, Delta Dawn Pty Limited, as trustee of the Yarraman Road Trust (the “Trustee” or “Delta Dawn”) and our shareholders, pursuant to which we acquired all of the issued and outstanding shares of stock of Yarraman Australia in exchange for the issuance in the aggregate of 15,000,000 shares of our common stock (the “Shares”) to the Trustee. Yarraman Australia became our wholly-owned subsidiary and, upon the issuance of the Shares, the Trustee owned 60% of our issued and outstanding common stock. Through our wholly-owned subsidiary, Yarraman Australia, we operate our primary business, which consists of the operation of vineyards and wine production in Australia and distribution of our wine products in Australia, People’s Republic of China, United States, Canada and throughout Europe.

Recent Developments

During recent years there have been certain trends in the beverage alcohol industry including, the increase in global wine consumption, continued competition from other new world wine producing countries targeting markets previously dominated by Australian wines, the emergence of China as a significant market opportunity, significant competition among domestic producers in the Australian wine market, and the consolidation of suppliers, wholesalers and retailers. To capitalize on these trends and to become more competitive we have pursued a strategy of diversification and vertical integration, to evolve from being a specialized wine production and distribution business to a multi beverage business operating across multiple channels of the supply chain. Several acquisitions have been completed, or entered into in pursuing this strategy.

ADSL. On November 26, 2008, we made an offer to the shareholders of Asia Distribution Solutions Ltd. (“ADSL”), a Cayman Islands company, to purchase all of the issued and outstanding shares of ADSL. The acquisition of ADSL was completed on July 1, 2009 and, in connection with the acquisition, we issued or reserved for issuance an aggregate of 63,422,535 shares of our Common Stock to the shareholders of ADSL.

The acquisition of ADSL gives us a strong distribution and retail presence in the world’s fastest growing economy – The People’s Republic of China. This also gives a secure and rapidly growing outlet for the wines produced in our Australian wine production facilities.

ADSL operates in both wholesale distribution and retail sectors, providing sales and distribution services for foreign and Chinese companies to sell branded beverages in the People’s Republic of China.

ADSL is one of the only Wholly-Owned Foreign Enterprises (WOFE) in the beverage industry with a staff count of 93 employees and is headquartered in Shanghai, with operations in: Shanghai / Chengdu / Beijing / Shenzhen.

The distribution unit incorporates both import & distribution services to provide foreign beverage companies with a superior route to market and local expertise to service both on-trade and off-trade accounts throughout China. ADSL provides procurement and logistic solutions to supermarkets, hotels, high-end restaurants and bars, cafes/bakeries, and beverage wholesalers/retailers, servicing approximately 3,500 direct accounts. Via second tier wholesaler networks the business distributes to over 10,000 indirect accounts. The points of sale are currently focused on the larger urban and affluent regions of China.

ADSL represents the following brands:

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

Wine Mall

ADSL has tested the retail concept via a store that operates under the Wine Mall name. We expect this “big-box” retail format to be the market leader in China, continually pioneering the retail experience for its consumers by offering a range of up to 2,000 labels of quality local and imported wines, beers and spirits, as well as professional advice on wines selection, regular promotions and wine-tasting events.

The Wine Mall retail concept sets new standards in experience and immersion and cleverly builds a sense of being ‘guided’ through the store and experiencing all it has to offer. Wine Mall will have a multi-functional format embracing all consumer segments, from self-service and full service and encourages the consumer to explore further within the store. Consumer education is a significant part of the operation to enable consumers to build their knowledge of wine. The store is cleverly divided into supermarket, exhibition and seminar spaces. The stores’ design and layout is modeled on other successful “big box” liquor retailing concepts successfully employed in countries such as Australia and USA.

JUGIONG VINYARD. In November, 2008, we agreed to acquire the Jugiong Vineyard in New South Wales, Australia, comprising 475 acres of vineyard and a grape supply contract which has 4 years remaining, from Delta Dawn (which is also one of our shareholders). The consideration for the purchase of the Jugiong vineyard is $11 million which will be satisfied by the issue by us to Delta Dawn of a redeemable convertible 2 year loan note in the principal amount of $6 million, bearing interest at 6% per annum and, in addition, we will assume $5 million of debt from Delta Dawn. This transaction has not yet been consummated.

The Jugiong Vineyard property was established by a group of private investors in 1998 and is located over two blocks of land totaling 650 acres (approximately 263 hectares) comprising the Wirrilla Homestead Block and Wirrilla Point Block, with 181 hectares under vines. The property is located just outside the township of Jugiong, a small rural town on the Hume Highway approximately 65 km from Yass, 124 km from Canberra and 340 km from Sydney.

Pursuant to the terms of its acquisition agreement with Delta Dawn, Yarraman has agreed to take approximately 20 per cent. of the anticipated growth in grape production of the Jugiong Vineyard for its own private labels which it has been developing for the China market. The acquisition of Jugiong will be a significant development as the Board believes that the wine made from the Jugiong grapes will be well suited to the Chinese market.

The vine planting summary as follows:

Varietal	Wirilla Homestead area (Ha)	Wirilla Point area (Ha)	Total vine planting area (Ha)
Shiraz	75	15	90
Cabernet sauvignon	27	21	48
Merlot	10	1	11
Semillon	10	—	10
Chardonnay	9	—	9
Verdelho	—	7	7
Sauvignon blanc	—	6	6
Total Area	131	50	181

INTELLECTUAL PROPERTY SALE. On May 26, 2009, we entered into an Intellectual Property Sale Agreement with the Yarraman Road Trust, pursuant to which we acquired certain intellectual property rights. The Yarraman Road Trust is our majority shareholder. In consideration for the property acquired, we issued 55,000 shares of Series B Convertible Preferred Stock, which shares are convertible into 55,000,000 shares of our Common Stock, subject to sufficient unauthorized Common Stock being available for issuance. The intellectual property rights relate to the production and sale of alcoholic apple cider. Alcoholic cider is the fastest growing alcohol beverage category globally, and the Australian market is growing at a significantly faster rate than the global average. The production of alcoholic apple cider is very similar to winemaking, but unlike winemaking, cider can be produced all year round on a “just in time” basis. The addition of cider production into the existing winery production facilities allows significantly increased production throughput without the need for any additional capital expenditure on production equipment. Due to fast turnover and low inventory holding, along with a rapidly growing customer demand, cider production offers significant margin and cash flow benefits

CORPORATE NAME CHANGE. On December 8, 2009, we changed our corporate name to "Global Beverages, Inc." to more appropriately reflect our diversified, vertically integrated business after the ADSL acquisition.

RIVIERA BEVERAGES ACQUISITION. On December 31, 2009, we entered into an Exchange Agreement (the “Exchange Agreement”) with Riviera Global Holdings LLC, a New York limited liability company, pursuant to which the Seller has agreed to sell, upon the terms and subject to the conditions of the Exchange Agreement, all of the issued and outstanding shares of Riviera Beverages, Inc. (“Riviera”) to us in exchange for 19,605 shares of our Series C Convertible Preferred Stock, which shares are convertible into 19,605,000 shares of our Common Stock subject to sufficient unauthorized Common Stock being available for issuance. This transaction has not yet been consummated.

Riviera is an importer of beer wines and spirits from countries including France, Italy, Australia, Chie, Argentina and Mexico. The products are then sold through distributors in 37 states in the United States. Riviera owns a number of brands under which it sells the imported beverages, with production of these beverages being carried out by third parties in the countries of origin. It is contemplated that Riviera’s Australian-sourced wines will now be produced at our Yarraman Estate winery in the Hunter Valley.

Riviera’s extensive distribution network throughout the United States provides another significant outlet for the Yarraman-branded wines produced at the Australian facilities. Additionally many of the brands owned by Riviera are suitable for importation and distribution into China.

Overview

As of the end of the 2009 fiscal year, we produce and sell premium (up to US$14), super-premium (up to US$20) and ultra-premium (over US$20) wines. Our wines are made at our winery in New South Wales, Australia, where grapes are crushed, fermented and made into wine or blended with wines purchased from other vineyards for production of varietals. Wines are sold both in Australia and internationally, principally under our “Yarraman” label. The vineyards from which we produce our wines are located on land in two regions in the State of New South Wales, Australia - the Upper Hunter Valley and Gundagai.

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

Product Overview

We offer a variety of wine for sale to retail customers. Our product line consists of:

Yarraman Range

Under the Yarraman label we produce and sell the following wines in 750mL bottles; Semillon, Chardonnay, Rose, Chambourcin, Merlot and Shiraz. These wines sell for approximately US$16 - $24. This new range of wine was recently released for sale in the Australian market and will progressively be launched into our various export markets.

Red Horse Range

This range of wines was developed for and is distributed by Robert Whale Selections in the United States. First released in 2006, this range comprises Shiraz Cabernet, Cabernet Merlot, Chardonnay and Semillon Verdelho in 750ml bottles and retails for approximately US$13 per bottle.

The Bolter

The Bolter collection is a range of wines which was released in November 2005 targeting domestic and international markets. These wines are currently distributed by a broad range of liquor retailers in Australia and exported to a number of countries throughout Europe and Asia. The suggested retail price for these wines is approximately US$10.

The Bolter range sells the following types of wines in 750 ml bottles: Shiraz, Cabernet Merlot, Chardonnay, and Classic Dry White.

The Market

Overview

The Australian Bureau of Statistics (“ABS”) reported that 1.68 million tons of grapes were harvested for winemaking purposes in 2009. This was an decrease of 8% over the 2008 harvest. The reasons behind the decreased harvest are primarily grape growers managing vineyards for lower yields as a result of the reduced demand for grape purchases by wineries, some quantities of grapes remaining unharvested, and some areas of vineyards being removed. ABS has estimated that there were 163,000 hectares of vineyard cultivated for wine grapes in 2009.

Domestic Wine Sales

Data published by the Australian Wine & Brandy Corporation (AWBC) shows that Australian wine accounted for 87% of domestic wine sales in Australia for 200, down from 89% in 2008. The increase in sales of imported wines in Australia is a trend that is forecast to continue. Total sales of Australian wine in the domestic market for 2009 was 426 million litres, a decrease of 0.25% compared to 2008 domestic sales were comprised of 155 million litres of red wine, unchanged from 2008, 204 million litres white wine, down 1% compared to 2008 and the balance, 67 million litres, is made up of sparkling and fortified wines. Yarraman Australia’s sales account for less than 1% of the domestic market.

We utilize a system of self distribution, and third party distributors. We have a central distribution depot at our Wybong winery along with a third party warehouse in Sydney which services same or next day delivery in Sydney and New South Wales.

In addition, we market and sell our wines through retail outlets in New South Wales, through mailing lists, and through distributors and wine brokers who sell in specific targeted areas outside of the state of New South Wales.

Export Wine Sales

In 2009 Australian wine exports increased to 749 million litres, an increase of 4.5% from 2008. The average price per litre decreased from $3.01 to $2.60. The overall dollar value of these exports declined by 10% to $1.93 billion. The United Kingdom remains the largest overseas market at 265 million litres (35%), however the average value per litre is well below the overall average, at $2.18. The United States is the second largest overseas market at 236 million litres (32%). The average value per litre in this market has also fallen below the overall average, at $2.51 per litre. Yarraman Australia ships approximately 7,500 cases per year to the United States market and approximately 250 cases per year to the United Kingdom.

With continuing investment and development in our brands, we plan to capitalize on consumer demand in our primary export markets of China, the United States, European Union and Asia.

Our wines are distributed and sold in the following countries:

s Australia	s Canada	s China
s USA	s Poland	s Germany
s Ireland	s Singapore	s United Kingdom

We export approximately 51% of our annual volume production The grape production for a particular year will be reflected in sales revenue in approximately two years due to the fact that we record sales following the ageing time necessary in winemaking.

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

Research and Development

During the years ended June 30, 2009 and 2008 we did not incur any research and development expenses.

Customers

For the year ended June 30, 2008, we had one customer which comprised approximately 20% of total sales. There was a $158,412 receivable from the customer as of June 30, 2008.

For the year ended June 30, 2009, our three largest customers accounted for 71% of sales. There was $631,536 of receivables from these customers as of June 20, 2009.

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

Competition

The 2009 Australian Wine Industry Directory lists 1,310 wine producers that export wine, more than half of all producers. Fosters Group and Constellation Brands account for 41% of all exports by volume, while the top 20 exporters account for 78%. The remaining 1,290 exporters compete for 12% of the export volume. The Australian wine industry is highly competitive, with all regions of Australia having producers of Premium, Super Premium and Ultra Premium wines that will compete with our own products. Wine production in Australia is dominated by large wineries that have significantly greater financial, production, distribution and marketing resources than we have. Management believes that the principal competitive factor in the Premium, Super Premium and Ultra Premium markets are product quality, price and label recognition. We have received positive reviews of our wines and believe our prices are competitive with other producers. Increasingly, the competition is also coming from other wine producing countries. ABS data shows that wine imports into Australia now represent 12% of all wine sales, up from 7% two years ago, with this trend expected to continue.

Regulatory Matters

In nearly all the countries that we market our wines, such as the United States, United Kingdom, China and Canada, there are statutory authorities which exercise varying degrees of market regulation. Management believes that we are substantially in compliance with all regulations.

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

Trademarks and Intellectual Property

All trademarks and intellectual property are owned by us. We believe that all material trademarks and intellectual property are protected in all material respects by the law of the governments which regulate the markets in which they are used.

Environmental Matters

We believe that our operations are in substantial compliance with all applicable environmental requirements of Australia. With regard to its control of production and waste management, management believes we operate within all international standards.

Insurance

We maintain liability insurance which, in the view of management, is adequate protection for any damages arising out of our activities, including liability insurance coverage, industrial special risk coverage, and general liability coverage.

Employees

As of June 30, 2009, we had 11 full-time employees and 6 part-time employees. During May to July we employ additional part-time, seasonal employees for vine pruning. There are also additional seasonal employees used during harvest in the winery. None of the employees are members of a union or labor organization.

Significant Subsidiaries

As at June 30, 2009, our sole subsidiary was Yarraman Australia.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact Lawrence Lichter, our Chief Financial Officer, at 16133 Ventura Boulevard, Suite 425, Encino, CA, USA 91436, or call (818)789-0265 extension 13.

ITEM 1A.	RISK FACTORS

We have an immediate need for capital and we will need to access additional financing. Additional financing could dilute our current stockholders’ equity interests.

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

Our lack of cash reserves and liquid assets could result in an interruption of our business and has led our auditors to express doubt about our ability to continue as a going concern

We do not currently have significant cash reserves. Our ability to fund our operations is dependent at the present time on collections of our accounts receivable. We have experienced difficulties in the recent past with collecting on our receivables. The failure of our customers to timely pay accounts receivable could force us to curtail our operations. Accordingly, our auditors have qualified their report on our financials statements by expressing substantial doubt about our ability to continue as a going concern.

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

Our indebtedness could have a material adverse effect on our financial health.

Our ability to satisfy our debt obligations outstanding from time to time will depend upon our future operating performance. We do not have complete control over our future operating performance because it is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors. There can be no assurance that our business will generate sufficient cash flow from operations to meet all of our debt service requirements.

Our business may be adversely affected by competition.

The wine industry is highly competitive, and we face competition in all global markets. . We believe that the principal competitive factors in the premium, super premium and ultra premium segment of the wine industry are product quality, price, label recognition and product supply Other producers may have the capability to deliver superior results to us in these areas.

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

As directed by the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of our management on internal controls over financial reporting in their annual reports. The formal process of evaluating our internal controls over financial reporting, which has required the devotion of substantial financial and personnel resources, is continuing. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines. Due to changes in our personnel over the last fiscal year we were unable to timely file our financial reports.

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

Our business model is dependent upon the distribution of alcoholic beverages. In certain countries, we may be subject to state or national laws governing the distribution of alcoholic beverages. We may be required to expend substantial unforeseen resources to comply with such regulations. Failure to comply with such regulations could cause a significant disruption in our business domestically and internationally as it could distract management’s attention and have a material adverse effect on our business and financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We own approximately 632 acres in the Upper Hunter Valley, New South Wales. The Upper Hunter Wybong vineyard has a total of approximately 632 acres, of which 187 acres are under vine and approximately 13 acres are utilized for the winery. The land is mostly comprised of black, sandy loam, alluvial soils along the creek frontage and adjacent slopes, rising to arable red loams with well drained plains and sandy slopes which extend to the sandstone ridges on the perimeter. The surplus acreage is used for pastures used primarily to produce mulch covers under the vines. Located on the property is the Wybong Creek, a perennial stream. Because of climate, soil and other grown conditions, the Upper Hunter Valley is ideally suited to growing superior quality Shiraz, Chardonnay, Merlot and Semillon wine grapes.

Our executive offices and administrative offices are located on the Wybong property at the vineyard.

We believe our properties are adequate for our current needs and will be sufficient to serve the needs of our operations for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which is currently required to be disclosed under this Item 3.

PART II

ITEM 4.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are publicly traded by brokers, without market makers, and the resulting trade data (price and volume) are posted by the Pink Sheets ( www.pinksheets.com ), a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities that is published by Pinks Sheets LLC.  Trade data for our shares may be found under the symbol ‘YRMN.PK’. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	High	Low
Fiscal 2009:
1 st Quarter	$1.50	1.50
2 nd Quarter	$1.50	1.50
3 rd Quarter	$1.50	1.50
4 th Quarter	$1.50	0.50

Fiscal 2008:
1 st Quarter	$2.35	$2.35
2 nd Quarter	$2.35	$2.35
3 rd Quarter	$2.35	$2.35
4 th Quarter	$2.35	$1.50

Our stock is thinly traded and has not traded during the three months ended March 31, 2010. Such prices above represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Record Holders

As of March 30, 2010, there were 88,747,213 shares of common stock issued and outstanding, held by approximately 160 holders of record as indicated on the records of our transfer agent.

Dividends

We have not declared or paid dividends on our capital stock to date and intend to retain any earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

We do not currently have any equity compensation plans authorized.

Recent Sales of Unregistered Securities

During the year ended June 30, 2009 we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On June 8, 2009, we issued 1,390,476 shares of common stock to various individuals and entities for payment of services. The common stock was issued at a value of $0.42 per share. The shares were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the fiscal year ended June 30, 2009.

ITEM 5.          SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

•
Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

•
Results of Operations. This section provides an analysis of our results of operations for the fiscal year ended June 30, 2009 (“Fiscal 2009”) compared to the fiscal year ended June 30, 2008 (“Fiscal 2008”). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition as of June 30, 2009 and our cash flows for Fiscal 2009 compared to Fiscal 2008.

Overview

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 2009 and 2008, the Company incurred losses of $2,817,752 and $3,628,825, respectively. In addition to suffering recurring losses from operations and negative cash flows from operations the Company has a cash overdraft and an inability to meets its maturing obligations without borrowing from related parties and sale of its stock. These issues may raise substantial concern about its ability to continue as a going concern.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We determine our allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. Changes in the financial condition of our major customers could result in significant accounts receivable write-offs. Our allowance for doubtful accounts at June 30, 2009 and 2008 was $43,615 and $104,213 respectively.

INVENTORY VALUATION - We continually assess the valuation of our inventories and reduces the carrying value of those inventories that may have a cost in excess of the current market value or may be obsolete or in excess of our forecasted usage to their estimated net realizable value. Net realizable value is estimated using historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required.

IMPAIRMENT OF INTANGIBLE ASSETS – We have intellectual materials and water usage rights associated with its business. We review these assets for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset. As of June 30, 2009, we do not believe there has been any impairment of these assets. Intangible assets at June 30, 2009 and 2008 totaled $19,459,248 and $249,990, respectively.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual income taxes may be materially different from our estimates. As a result of our analysis, we concluded that a full valuation allowance against our net deferred tax assets is appropriate at June 30, 2009 and 2008.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123R , Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options and warrants, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as the model does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability.

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

	Twelve Months Ended June 30,
	2009		2008
Sales, net	$2,162,966	100%	$2,318,719	100%
Cost of sales	$1,983,571	92%	$2,747,800	119%
Gross profit (loss)	$179,965	8%	$(429,081)	-19%
Selling, general and administrative expenses	$1,412,188	65%	$1,753,077	76%
Other (Income) Expense	$1,584,959	73%	$1,446,667	62%
Loss before income taxes	$(2,817,752)	-130%	$(3,628,825)	-157%
Provision for income taxes	$-	0%	$-	0%
Net loss	$(2,817,752)	-130%	$(3,628,825)	-157%

Twelve Months Ended June 30, 2009 Compared to Twelve Months Ended June 30, 2008

Revenue. Revenue was $2,162,966 in the twelve months ended June 30, 2009 compared to $2,318,719 in the twelve months ended June 30, 2008. The decrease in revenues of $155,753, or approximately 7%, was primarily related to the following items: (1) an increase in our export sales of $440,300 and an increase in our grape sales of $404,040, (2) a decrease in our domestic wholesale sales of $347,800 and a decrease in our bulk wine sales of $313,020, and (3) the effect of fluctuation in the exchange rate between the Australian Dollar and the US Dollar which decreased by approximately 16.55% from June 30, 2008 to June 30, 2009 which relates to a decrease of approximately $429,200.

Cost of sales. Cost of revenue was $1,983,571 in the twelve months ended June 30, 2009 compared to $2,474,800 in the twelve months ended June 30, 2008, a decrease of $764,229. As a percentage of revenue, cost of revenue was 92% in the twelve months ended June 30, 2009 compared to 119% in the twelve months ended June 30, 2008. The decrease in cost of revenue is primarily due to increased production volumes in the winery leading to lower per unit costs. In addition the effect of the fluctuation in the exchange rate between the Australian Dollar and the US Dollar had an effective increase in our cost of sales of approximately $378,900.

Gross Profit (Loss). Gross profit was $79,395 in the twelve months ended June 30, 2009 compared to gross loss of $(429,081) in the twelve months ended June 30, 2008. As a percentage of revenues, gross profit was 8% in the twelve months ended June 30, 2009 and (19%) in the twelve months ended June 30, 2008 for the reasons discussed above.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $1,412,188 in the twelve months ended June 30, 2009 compared to $1,753,077 in the twelve months ended June 30, 2008. This is a decrease of $340,889, or approximately 19% from the 2008 period to the 2009 period. This decrease was primarily attributable to a decrease in our general and administrative costs in the United States of approximately $373,314.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 76% in the twelve months ended June 30, 2009 from 128% in the twelve months ended June 30, 2008 due to the reasons discussed above.

Other Income (Expense). Other expense was $1,584,959 in the twelve months ended June 30, 2009 compared to $1,446,667 in the twelve months ended June 30, 2008. The increase in other expense of $138,292 was primarily attributable to a decrease in our interest expense of $917,274 due to the conversion of certain debt to equity as of June 30, 2008 and an increase of $1,007,836 in costs related to our acquisition of ADSL during the year ended June 30, 2009.

Net Income (Loss) . Our net loss was $2,817,752 in the twelve months ended June 30, 2009 compared to a net loss of $3,628,825 in the twelve months ended June 30, 2008. This decrease in loss was primarily attributable to the decrease in cost of sales and sales, general and administrative costs outlined above.

Liquidity and Capital Resources

As of June 30, 2009, we had $0 of cash and cash equivalents and $(1,106,320) of working capital as compared to $0 and $1,327,335, respectively, at June 30, 2008. Cash flow from operations is expected to improve as a result of our cost cutting measures, including the termination of the Wirrilla lease and related operating costs and improved sales. Cash flow from financing activities is expected to improve as we converted approximately $5,035,000 of debt into equity by issuing 12,000,000 shares of common stock.

During the years ended June 30, 2009 and 2008, net cash used in operating activities was $(1,548,411) and $(1,113,356), respectively. Net cash used in investing activities totaled $62,741 for the year ended June 30, 2009, compared with $60,108 for the same period ended June 30, 2008. Net cash provided by financing activities totaled $1,287,821 for the year ended June 30, 2009, compared to $276,521 for the same period ended June 30, 2008. The net change in our cash balance was $0 and $(150,072) for the years ended June 30, 2009 and 2008, respectively.

Management has also been exploring additional investment capital alternatives with professional investment bankers in the United States to raise an additional $25,000,000 to fund expansion of the wholesale and retail operations in China, to retire certain debt and to provide working capital for production and procurement of inventory.

On December 21, 2005 we entered into a loan agreement with Provident Capital (“Provident”), a financial institution located in Australia. The amount of the loan was $4,071,000 with monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if we are late in our payments. The principal balance was originally due and payable on December 31, 2007 but has been extended to June 30, 2010. The loan is secured by certain of our property, plant and equipment and is guaranteed by the Trust. As of June 30, 2009, the loan balance was $4,627,379.00 inclusive of accrued and unpaid interest. Management has been exploring options to refinance its long term loan from Provident, currently with an outstanding balance of $4,435,500. Any refinancing transaction will seek terms that provide a lower interest rate, which management believes will further increase the amount cash flow as a result of savings because of lower interest payments.

On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Yarraman Road Trust, the nominal holder of all of Yarraman Australia’s shares. This loan advance was non-interest bearing. The loan was secured the fixed assets of our Australian subsidiary, subordinated to all of our other loans collateralized by the fixed assets. A total of 50% of the loan payable, or $916,398, was to be repaid in thirty-six monthly installments and was scheduled to commence on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable or $916,398 was due and payable. The initial repayment date of February 2008 was extended to June 30, 2008. This loan was converted into equity of the Company on June 30, 2008, see comment below.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $826,020. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms of the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. This loan was converted into equity of the Company on June 30, 2008, see comment below.

On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,767, to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance is also non-interest bearing.

On June 30, 2008 the Trust agreed to convert the $1,832,795 and the $826,020 loans into our equity and received 6,559,524 shares of common stock. The loans at such time of conversion were approximately $2,755,000.

In March 2009 we sold the majority of the grape crop from the Jugiong vineyard and received the benefit of this sale. As the transaction to acquire the Jugiong Vineyard from Delta Dawn has not settled, an amount of $442,405 was attributed to the cost of this sale, and accounted for as a loan from Delta Dawn. Other subsequent amounts have been advanced, and payments made on our behalf. The outstanding balance of this loan account at 30th June 2009 is $848,125.

As of June 30, 2008 we were indebted to a private company that is owned by one of our majority shareholders, Geoffrey White, in the amount of $2,334,733. This related party has made various advances, loans and payments on our behalf, all of which are unsecured, and due on demand. These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 these advances and loans were restructured into one loan agreement for approximately $3,289,000. This new loan included approximately $689,000 related to a sale of wine by the related party to us during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by us until it was repaid in full. As of June 30, 2008 the balance on this portion of the loan was $689,000. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of our Australian subsidiary, subordinate to the loan from the commercial bank, such loan totaling $5,511,308 as of June 30, 2008. This new loan, together with outstanding interest, was to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000 or USD $2,280,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock, at a market price of approximately $0.42 per share. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining, subsequent to the $2,280,000 portion of the loan that had converted into common stock, from September 30, 2008 to September 30, 2009.

Inflation and Changing Prices

Management believes our operations have not been and, in the foreseeable future, will not be adversely affected by inflation or changing prices.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included herein Appendix A beginning at page F-1.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at June 30, 2009.

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

ITEM 8A(T).     CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of March 20, 2010.

Name	Year First Elected As Officer or Director	Age	Office
Rod Walker	2009	53	Chairman, Board of Directors
Michael Kingshott	2009	62	Deputy Chairman, Board of Directors
Ian Long	2008	43	Board Member, President
Gary Blom	2008	58	Board Member
Stephen Kulmar	2009	56	Board Member
Timothy Yeo	2009	46	Board Member and Senior Vice President
Lawrence P. Lichter	2008	47	Chief Financial Officer and Secretary

None of the members of our Board of Directors or executive officers are related to one another.  Each year the stockholders elect the members of our Board of Directors.  We do not have a standing nominating committee or compensation committee as our entire board of directors currently serves these functions.  There were no changes in procedures for nominating directors during the year ended June 30, 2009.

Rod Walker, Chairman, Board of Directors

Mr Walker has over 30 years experience in the retail and hospitality industries, working in Australia, the United States and Canada. Mr Walker is currently the Executive Chairman of Angus & Robertson Whitcoulls Borders, Australia’s largest book retail chain, Chairman of Witchery Fashion, Australia’s largest ladies fashion retailer, and a Director of Rebel Sport, Australia’s  largest sporting goods retailer.  He is a former Managing Director of Freedom Group and Pizza Hut Asia. Mr Walker joined the Board of Directors and was appointed Chairman on August 24, 2009.

Michael Kingshott, Deputy Chairman, Board of Directors

Mr. Kingshott is a prominent business executive in the City of London with over 37 years experience in property, shipping, transportation and logistics with considerable trading and management experience with Asia. Between 1981 and 1993, Mr. Kingshott was managing director at Sally UK Holdings plc and was chairman between 1993 and 1995. Subsequently he became non-executive chairman of Embassy Property Group plc, which was acquired by Jacobs Holdings plc in 1995.  He left Jacobs Holdings plc in 2002. He is currently Chairman of Serviced Office Group plc.  Mr Kingshott has been a member of the Board of Directors since March 2009, serving as Chairman until August 24, 2009 when he was appointed Deputy Chairman.

Ian Long, Chief Executive Officer, President and Board Member.

Ian Long has over 20 years experience in winemaking and wine business management, including 10 years as Senior Winemaker at Rosemount Estate and 5 years as Group Operations Winemaker for Southcorp Wines. In his role at Southcorp, Mr. Long was responsible for production optimization across the Southcorp Group of 11 company wineries and 6 contract processors, being accountable for developing the overall vision for winemaking facilities and the transition plan to achieve this vision. The Southcorp Group produced brands such as Penfolds, Lindemans, Rosemount, Seppelt and Wynns.  Mr. Long has been a member of the Board of Directors since June 2008 and our Chief Executive officer and President since September 25, 2008.

Gary Blom, Board Member

Gary Blom has spent over 25 years as an investment banker in the United States and Australia.  After spending 12 years on Wall Street as Managing Partner of an International Investment Bank which specialized in corporate finance, mergers and acquisitions he returned to Australia in 1994 to successfully launch the Imax theatres in Australia, New Zealand and Asia.  Since 1994, he has been an investor in Yarraman Estate.  In recent years he has joined as a partner of Barrack & York, an Australian corporate advisory firm that specializes in providing a full service platform integrating and coordinating investment banking, tax, accounting and legal services to corporations in the global market.

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

Timothy Yeo, Senior Vice President and Board Member

Mr Yeo has over 15 years experience in food and beverage industries in China and throughout Asia. He was founder and CEO of TBC Shanghai Ltd, one of the first companies to import and distribute wine into China.  Mr Yeo is a former Marketing Director of Yeo Hiap Sing Ltd, Singapore’s largest food and beverage conglomerate, and a former Corporate Planner for Pepsi Cola North America.  Mr Yeo has been a member of the Board of Directors and Senior Vice President since July, 2009.

Lawrence Lichter, Chief Financial Officer and Secretary.

Lawrence Lichter has been serving as Secretary since September 20, 2007 and as Chief Financial Officer since September 25, 2008. Mr. Lichter has been a certified public accountant since 1984. In 1991 he founded Lichter, Yu & Associates, a certified public accounting firm for which he still works that provides consulting services to public companies and assists them with the preparation of their financial statements and with their SEC and Sarbanes Oxley compliance matters. From December 1999 through March 2008, Mr. Lichter served as the chief financial officer for Pacific American Services Group, LLC, a company which owns an institutional securities firm and a financial services firm and which specializes in income tax preparation and business management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended June 30, 2009, except as follows:

Ian Long failed to file a report on Form 4 when he became President and CEO on September 26, 2008.  Lawrence Lichter failed to file a Form 3 when he became Chief Financial Officer on September 26, 2008.  Timothy Yeo failed to file an initial report of Form 3 when he became a director on July 1, 2009 and failed to report that he had become a Senior Vice President on July 10, 2009.  Michael Kingshott and Stephan Kulmar failed to file an initial report on Form 3 when each became a director of the Company on March 25, 2009.

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

Board of Directors Meetings and Subcommittees

Attendance at Board Meetings and Annual Shareholders’ Meeting

The Board held three meetings in Fiscal 2009.  We expect each director to attend every meeting of the Board as well as the annual meeting.   All directors were present at the meetings of the Board in Fiscal 2009.

Audit Committee

The Board of Directors is the acting Audit Committee and does not have an audit committee charter.

The Board has reviewed and discussed the audited financial statements with management; has discussed with our independent auditors the matters required to by discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; the Board has received the written disclosures and the letter from our independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding our independent accountant’s communications with the Board concerning independence, and has discussed with our independent accountant their independence; and based upon the foregoing, the Board had determined that the audited financial statements set forth herein be included in this Annual Report on Form 10-K.

Our Board of Directors has determined that there is no person on our Board of Directors who qualifies as an audit committee financial expert as that term is defined by applicable SEC.  The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert.

COMPENSATION COMMITTEE; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have a standing  compensation committee as our entire board of directors currently serves this function. Messrs. Long and Yeo, who serve on our board, are also employees of the Company.  Our Board of Directors  makes decisions concerning salaries and incentive compensation for our officers, including our Chief Executive Officer, Chief Financial Officer and employees.   Messrs. Long and Yeo do not participate on decisions regarding executive compensation.

COMPENSATION OF DIRECTORS

Prior to May 1, 2008 members of our Board Directors received fees in the sum of $16,100 per year, with a wine allowance up to the value of $4,000 and accommodation entitlements at Yarraman Estate in the Upper Hunter Valley, Australia.  Our Board of Directors resolved that these fees were based on each director attending and preparing for no fewer than four Board meetings per year and in addition providing additional assistance to us as required.  After May 1, 2008, the director fees were discontinued while our directors continued to receive the wine allowance.

Director Compensation

Name	Fees earned or Paid in Cash	All other compensation (i)	Total
	($)	($)	($)
(a)	(b)	(g)	(h)
Rod Walker	--	$4,000	$4,000
Michael Kingshott	--	$4,000	$4,000
Ian Long	--	$4,000	$4,000
Gary Blom	--	$4,000	$4,000
Stephen Kulmar	--	$4,000	$4,000
Timothy Yeo	--	$4,000	$4,000

(i)           Each Director receives a wine allowance of up to $4,000 per annum.

Nominating Committee

At this time, we do not have a separate nominating committee as this function is performed by our full Board of Directors.  Our entire Board of Directors is active in the nominating process.  Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors.  The nominating committee does not have a fixed policy with regard to the consideration of any director candidate recommended by shareholders.  The Board of Directors carefully considers nominees regardless of whether they are nominated by shareholders or existing board-members.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer.  No other executive officer or other employee received or is entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal	Year	Salary (1)	Option Grants	All Other	Total
Position		($)	($)	Compensation ($)	($)
(a)	(b)	(c)	(e)	(f)	(g)
Ian Long, Chief Executive Officer	2009	$100,600		$8,000(2)	$108,600
	2008	108,382		19,881(2)	128,263
_____________

(1)	Salary represents base salary earned in 2009 and 2008.

(2)	Consists of an annual automobile allowance and annual bonus.

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

Employment Contracts

Yarraman Australia has an employment agreement with Ian Long that provides for an annual salary of $100,600 and an annual bonus structure of up to $20,120 by achieving key performance criteria.  In addition, an annual auto allowance of $8,000 is provided.

Yarraman Australia had an employment agreement with Mr. Raymond Brien which commenced on June 12, 2007 and was terminated on June 20, 2008.  The agreement provided for his total annual compensation to be $60,360 and an auto allowance of $8,000 for serving as Chief Financial Officer.

We have an agreement with Mr. Lawrence Lichter that provides for annual compensation of $25,000 for serving as corporate Secretary.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2010, certain information concerning the beneficial ownership of our Common Stock by:

•	each stockholder known by us to own beneficially five percent or more of our outstanding common stock;

•	each director;

•	each executive officer; and

•	all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)(2)		Percent of Class†

Geoffrey White	8,405,632		9.5%

Delta Dawn Pty Ltd., as trustee for the Yarraman Road Trust	7,610,724	(3)	8.6

Gary Blom	6,045,200		6.8

Michael Kingshott	3,534,012	(4)	4.6

Stephen Kulmar	275,800		*

Ian Long	275,000		*

Rod Walker	250,000		*

Tim Yeo	—		*

Lawrence Lichter 16133 Ventura Boulevard Encino, CA USA 91436	90,000		*

Total Held by Directors and Executive Officers as a group (7 persons)	10,470,012		11.8%

† As of March 20th, 2010 there were 88,747,213 shares of our common stock issued and outstanding.

* Less than one percent.

(1)
Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty (60) days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within sixty (60) days of the date indicated above, have been exercised. To date, we have not granted any options or warrants into our common stock.  Our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock are not currently convertible in shares of our common stock.

(2)	Unless otherwise noted, The address of the beneficial owner is c/o Yarraman Estate, 700 Yarraman Road, Wybong, Upper Hunter, New South Wales, 2333 Australia.

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

(4)	Includes shares owned by Helen Kingshott and Smith & Williamson Nominees.

As of March 20, 2010, Michael Kingshott beneficially owned 381,600 shares of our Series A Convertible Preferred Stock representing all of our outstanding shares of Series A Convertible Preferred Stock.

The following table sets forth, as of March 20, 2010, certain information concerning the beneficial ownership of our Series B Convertible Preferred Stock by:

•	each stockholder known by us to own beneficially five percent or more of our Series B Convertible Preferred Stock;

•	each director;

•	each executive officer; and

•	all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)(2)	Percent of Class†

Delta Dawn Pty Ltd, as trustee for the Yarraman Road Trust (3)	50,060	91.0

Gary Blom	1,000	1.8

Ian Long	1,000	1.8

Stephen Kulmar	935	1.7

Tim Yeo	500	*

Lawrence Lichter 16133 Ventura Boulevard Encino, CA USA 91436	500	*

Rod Walker	100	*

Total Held by Directors and Executive Officers as a Group (7 persons)	4,035	7.3

† As of March 20th, 2010 there were 55,000 shares of our Series B Convertible Preferred stock, par value $0.001 per share, issued and outstanding.

* Less than one percent.

(1)
Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty (60) days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within sixty (60) days of the date indicated above, have been exercised. To date, we have not granted any options or warrants into our common stock.  Our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock are not currently convertible in shares of our common stock.

(2)	Unless otherwise noted, The address of the beneficial owner is c/o Yarraman Estate, 700 Yarraman Road, Wybong, Upper Hunter, New South Wales, 2333 Australia.

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

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Procedures.

The Board reviews and approves all transactions between us and any director or executive officer that will, or is reasonably likely to require disclosure under the SEC’s rules. In determining whether to approve any transaction with any of our directors or executive officers, the Board will consider the following factors, among others, to the extent relevant to the transaction:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related person;

•	whether there are business reasons for us to enter into the transaction;

•	whether the transaction would impair the independence of an outside director; and

•
whether the transaction would present an improper conflict of interest for a director or executive officer, taking into consideration such factors as the Board deems relevant, such as the size of the transaction, the overall financial position of the individual, the direct or indirect nature of the individual’s interest in the transaction and the ongoing nature of any proposed relationship.

Related Party Transactions.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in our company is reduced to less than 15%.  Under this agreement we must pay the Trustee $100,000AUD (Australian Dollars), or approximately $96,150 annually.  This agreement was terminated in June 2008.  During the fiscal year ended June 30, 2008, we paid the Trustee approximately $66,063.

On December 21 2005, prior our acquisition of Yarraman Australia, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares at that time.  The outstanding principal balance of this loan was $1,832,795. This loan advance was non-interest bearing.  The loan was secured by the fixed assets of Yarraman Australia, subordinated to all of our other loans collateralized by these fixed assets. A total of 50% of the loan payable, or $916,398, was to be repaid in thirty-six monthly installments commencing on the first business day of the twenty-fifth month following the loan agreement, or approximately February 1, 2008. On the thirty-sixth month of following the payment, in January 2011, the remaining 50% of the loan payable or $916,398 was to be due and payable. The initial repayment date of February 2008 was extended to June 30, 2008.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $826,020. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms as the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,767 to be repaid in accordance with the same terms as the December 21, 2005 loan.  This loan advance was also non-interest bearing.

As of June 30, 2008 both the loan advances above totaling $1,832,795 and the $826,020 loan payable were converted into 6,559,524 shares of our common stock at the market price of approximately $0.42 per share.

As the entire above loan advances, totaling $2,672,582 were non-interest bearing, we recognized imputed interest of $871,307 which is recorded as discount on debt and a contribution of capital to us. This discount on debt is being amortized over the term that these loan advances are outstanding.  As the loan advance was converted into common stock during the year ended June 30, 2008, the remaining unamortized debt discount was fully amortized upon conversion. During the years ended June 30, 2008 and 2007, we amortized this discount on debt, recorded as an interest expense of $763,133 and $205,905, respectively, at the prevailing exchange rates for the years then ended.

As of June 30, 2008 we were indebted to a private company that is owned by Geoffrey White, one of our significant shareholders,  in the amount of $2,334,733.  This private company party has made various advances and loans all of which are unsecured, and are due on demand.  These advances and loans accrued interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 these advances and loans were restructured into one loan agreement for approximately $3,289,000. This new loan included approximately $689,000 related to a sale of wine by the related party to us during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by us until it was repaid in full. As of June 30, 2008 the balance on this portion of the loan was $689,000. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of Yarraman Australia, subordinate to the loan from our commercial bank, such loan totaling $5,511,308 as of June 30, 2008.  This new loan, together with outstanding interest, was to be repaid on September 30, 2008.  On June 30, 2008 a total of $2,280,000, of the above loan was converted into 5,440,476 shares of our common stock, at a market price of approximately $0.42 per share. On October 15, 2008, the lender extended the repayment date on the balance of the loan remaining from September 30, 2008 to September 30, 2009.

In November, 2008, we agreed to acquire the Jugiong Vineyard in New South Wales, Australia, comprising 475 acres of vineyard and a grape supply contract which has 4 years remaining, from Delta Dawn.  The consideration for the purchase of the Jugiong vineyard is $11 million which will be satisfied by the issue by us to Delta Dawn of a redeemable convertible 2 year loan note in the principal amount of $6 million, bearing interest at 6% per annum and, in addition, we will assume $5 million of debt from Delta Dawn.  This transaction has not yet been consummated.

On May 26, 2009, we entered into an Intellectual Property Sale Agreement with the Yarraman Road Trust, pursuant to which we acquired certain intellectual property rights.  The Yarraman Road Trust is our majority shareholder.  In consideration for the property acquired, we issued 55,000 shares of Series B Convertible Preferred Stock, which shares are convertible into 55,000,000 shares of our Common Stock, subject to sufficient unauthorized Common Stock being available for issuance.  The intellectual property rights relate to the production and sale of alcoholic apple cider. Alcoholic cider is the fastest growing alcohol beverage category globally, and the Australian market is growing at a significantly faster rate than the global average. The production of alcoholic apple cider is very similar to winemaking, but unlike winemaking, cider can be produced all year round on a “just in time” basis. The addition of cider production into the existing winery production facilities allows significantly increased production throughput without the need for any additional capital expenditure on production equipment.  Due to fast turnover and low inventory holding, along with a rapidly growing customer demand, cider production offers significant margin and cash flow benefits

Director Independence

Mr. Walker qualifies as “independent” in accordance with Rule 10A-3 of the Exchange Act.   Messrs. Long, Yeo, Blom Kingshott and Kulmar do not qualify as independent.  Mr. Long and Mr Yeo are employed by us.  Mr. Blom is a beneficiary of the Yarraman Road Trust and a consultant to us.  Mr. Kulmar is a beneficiary of the Yarraman Road Trust. Mr. Kingshott is a major stockholder .

ITEM 13.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended June 30, 2009	Fiscal year ended June 30, 2008
Audit fees (1)	$67,225	$45,000
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$67,225	$45,000

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

ITEM 14.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           1.           The financial statements beginning at page F-1 are filed as a part of this Annual Report on Form 10-K.

2.           Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.           Exhibits included or incorporated herein:   See Exhibit Index below.

(b)

Exhibit Number	Description

2.1
Share Exchange Agreement, dated December 22, 2005 (incorporated herewith by reference to Exhibit 2.1 to Global Beverages, Inc.’s Current Report on Form 8-K dated December 22, 2005 and filed with the SEC on December 22, 2005)

2.2	Implementation Agreement, dated September 3, 2008 by and between Yarraman Winery, Inc. and Asia Distribution Solutions Limited.*

2.3	Amendment to Implementation Agreement, dated October 30, 2008 by and between Yarraman Winery, Inc. and Asia Distribution Solutions Limited.*

2.4	Share Exchange Agreement dated October 17, 2008 between Yarraman Winery, Inc. and Asia Distribution Solutions Limited.*

2.5
Exchange Agreement dated December 31, 2009 by and between Global Beverages, Inc. and Riviera Global Holdings LLC (incorporated herewith by reference to Exhibit 2.1 to Global Beverages, Inc.’s Current Report on Form 8-K dated and filed with the SEC on January 7, 2010).

Exhibit Number	Description

2.8	Intellectual Property Sale Agreement, dated May 26, 2009 by and between Delta Dawn Pty Ltd, as trustee for the Yarraman Road Trust, and Yarraman Winery, Inc.*

3.1	Articles of Incorporation of Global Beverages, Inc.*

3.2
Amended and Restated By-laws of Global Beverages, Inc. (incorporated herewith by reference to Exhibit A to Appendix B of Global Beverages, Inc.’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission March 16, 2006).

3.3	Certificate of Designation of Series A Convertible Preferred Stock*

3.4	Certificate of Designation of Series B Convertible Preferred Stock*

10.1
Lease Agreement dated May 12, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Global Beverages, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.2
Heads of Agreement dated March 24, 2006 between Yarraman Estate Pty Ltd. and World Icon International Limited (incorporated herewith by reference to Exhibit 10.2 to Global Beverages, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.3
Agreement for Services dated February 24, 2006 between Madison One Data Group Limited and Global Beverages, Inc. (incorporated herewith by reference to Exhibit 10.3 to Global Beverages, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.4	Agreement dated ____, 2007 between Yarraman Australia and Whinners Pty Limited*

10.5
Loan Agreement dated May 1, 2006 between Yarraman Estate Pty Ltd and Delta Dawn Pty Limited (incorporated herewith by reference to Exhibit 10.6 to Global Beverages, Inc.’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 15, 2006)

10.6
Loan Agreement dated August 1, 2006 between Global Beverages, Inc. and Whinners Pty Ltd (incorporated herewith by reference to Exhibit 10.13 to Global Beverages, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and filed with the Securities and Exchange Commission on September 28, 2006)

Exhibit Number	Description

10.7
Assignment of Debts Agreement dated February 2007 between Yarraman Estate Pty Limited and Whinners Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Global Beverages, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended March 31. 2007 and filed with the Securities and Exchange Commission on June 25, 2007)

10.8	Employment Agreement dated July 16, 2007 by and between Yarraman Winery, Inc. and Ian Long*

10.9	10% Convertible Note Purchase Agreement dated as of September 28, 2009 by and between Global Beverages, Inc. and Prime Pacific Global Management Corporation.*

10.10	Promissory Note dated September 28, 2009 issued to Prime Pacific Global.*

10.11	Agreement (Convertible Debenture) dated November 30, 2009 between Copperart Group Superannuation Fund and Global Beverages, Inc.*

10.12	Agreement (Convertible Debenture) dated August , 2009 between Rangelodge Pty Limited, Global Beverages, Inc. and Yarraman Australia*

10.13	Agreement (Subscription for Convertible Notes and Parent Guarantee) dated February , 2009 between Delta Dawn Pty Limited, Global Beverages, Inc. and Yarraman Australia*

10.14	Deed of Loan dated June 16, 2004 between Provident Capital Limited and Delta Dawn Pty Limited*

10.15	Deed of Variation of Loan dated June 16, 2004 between Provident Capital Limited, Delta Dawn Pty Limited and Gary Blom and Yarraman Australia*

10.16	Deed of Variation of Loan dated November 9, 2004 between Provident Capital Limited, Delta Dawn Pty Limited and Gary Blom and Yarraman Australia*

10.17	Deed of Loan dated December 21, 2005 between Provident Capital Limited an Yarraman Australia*

10.18	Letter Agreements, dated July 9, 2008 between HSBC and ADSL regarding loan facility.*

10.19	Deed for the Management of the Wirrilla Vineyard dated July 1, 2009 between Vitiplus Pty Limited and Yarraman Australia.*

10.20	Cash flow Financing Agreement, dated June 25, 2009 between AR cash flow PTY limited and Yarraman Estate PTY LTD*

10.21	Deed of Guarantee and Indemnity, dated June 25, 2009 between AR cash flow PTY Limited and Stephen Gary Kulmar, Gary Blom, Ian Robert Long and Yarraman Winery Inc. and re: Yarraman Estate PTY LTD*

14.1
Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Global Beverages, Inc.’s Annual Report on Form 10-KSB for the year ended June 30, 2006 and filed with the Securities and Exchange Commission on September 28, 2006)

21.1	Subsidiaries of Global Beverages, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes Oxley Act of 2002).*

32.2	Certification of Chief Financial Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes Oxley Act of 2002), filed herewith*

*    filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Ian Long	Chief Executive Officer and Director	April 8, 2010
/s/ Ian Long	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Long	Chief Executive Officer and Director	April 8, 2010
Ian Long	(Principal Executive Officer)

/s/ Rod Walker	Chairman of the Board	April 8, 2010
Rod Walker

/s/ Lawrence P. Lichter	Chief Financial Officer	April 8, 2010
Lawrence P. Lichter	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gary Blom	Director	April 8, 2010
Gary Blom

/s/ Stephen Kulmar	Director	April 8, 2010
Stephen Kulmar

/s/ Michael Kingshott	Director	April 8, 2010
Michael Kingshott	`

/s/ Timothy Yeo	Director	April 8, 2010
Timothy Yeo

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36the Floor
732.855.9600	New York, NY 10119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Global Beverages, Inc

We have audited the accompanying consolidated balance sheet of Global Beverages, Inc  (the “Company”) as of June 30, 2009 and the related consolidated statement of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and the results of their operations and their cash flows for the year ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating  losses and has negative cash flows from operations for the year ended June 30, 2009 as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
March 26, 2010

Annex A

GLOBAL BEVERAGES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
ASSETS
Current Assets

Accounts receivable, net	$760,313	$555,798
Inventory	3,362,528	4,409,833
Other receivables	—	105,842
Other assets	190,961	214,463
Total Current Assets	4,313,802	5,285,936

Property, plant and equipment, net	3,528,013	4,369,644

Intangible assets	19,459,248	249,990

	$27,301,063	$9,905,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,929,056	$1,483,157
Loan Payable	13,095	—
Cash deficit	38,816	37,990
Capital leases, current portion	42,539	102,720
Due to related party	3,396,616	2,334,733
Total Current Liabilities	5,420,122	3,958,601

Long Term Liabilities:
Capital leases, net of current portion	—	50,821
Long-term debt	4,627,379	5,511,308
Total Long Term Liabilities	4,627,379	5,562,129

Total Liabilities	10,047,501	9,520,730

Stockholder's Equity
Preferred stock, Series B, $.001 par value, 55,000 shares authorized
55,000 shares issued and outstanding	55	—
Common stock, $.001 par value, 90,000,000 shares authorized
39,390,476 and 38,000,000 shares issued and outstanding respectively	39,390	38,000
Additional paid in capital	30,851,807	11,019,252
Subscription receivable	(66,000)	(88,000)
Other comprehensive income	(456,752)	(287,228)
Accumulated deficit	(13,114,938)	(10,297,184)
Total Stockholder's Equity	17,253,562	384,840

	$27,301,063	$9,905,570

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2009	2008

Sales, net	$2,162,966	$2,318,719
Cost of sales	1,983,571	2,747,800
Gross profit (loss)	179,395	(429,081)

Selling, general and administrative expenses	1,412,188	1,753,077
Total operating expenses	1,412,188	1,753,077

Income (Loss) from operations	(1,232,793)	(2,182,158)

Other (Income) Expense
Interest income	(3,852)	(3,730)
Interest expense	575,758	1,493,032
Other (income) expenses net	(14,500)	(5,751)
Merger and acquisition costs	1,007,836	—
Gain on sale of fixed asset	(1,843)	(6,076)
Transaction gain (loss) on foreign currency	21,560	(30,808)
Total Other (Income) Expense	1,584,959	1,446,667

Loss before income taxes	(2,817,752)	(3,628,825)

Provision for income taxes	—	—

Net loss	(2,817,752)	(3,628,825)

Other comprehensive income (loss)
Foreign currency translation	(169,524)	(298,205)

Comprehensive income (loss)	$(2,987,276)	$(3,927,030)

Net loss per share:
Basic & diluted	$(0.07)	$(0.14)

Weighted average number of shares outstanding:
Basic & diluted	38,115,873	26,083,333

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTH PERIOD ENDED JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,817,752)	$(3,628,825)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	267,027	315,000
Depreciation	183,098	446,416
Salary forgiven for stock payment	22,000	22,000
Amortization of discount on debt	—	763,133
(Increase) / decrease in assets:
Accounts receivables	(274,280)	301,073
Inventory	305,435	191,281
Other receivables	82,343	(9,996)
Other assets	(10,641)	41,490
Increase in liabilities:
Accounts payable and accrued expenses	694,359	239,477
Accrued interest related to related party loan		205,595
Total Adjustments	1,269,341	2,515,469

Net cash used in operations	(1,548,411)	(1,113,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(62,741)	(45,685)
Acquisition of intangible	—	(14,423)
Net cash provided by (used in) investing activities	(62,741)	(60,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	25,438	49,961
Cash deficit financing	—	37,990
Capital lease payments	(79,914)	(137,460)
Receivable from related party	1,318,797	(101,142)
Loans payable - related party	23,500	427,172
Net cash provided by (used in) financing activities	1,287,821	276,521

Effect of exchange rate changes on cash and cash equivalents	323,332	746,871

Net decrease in cash and cash equivalents	—	(150,072)

Cash and cash equivalents, beginning balance	—	150,072

Cash and cash equivalents, ending balance	$—	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$—	$—
Interest payments	$575,758	$408,440
Non-cash financing and investing activities
Discount on debt	$—	$177,239
Conversion of related party debt to common stock	$—	$5,046,318
Sale of common stock for subscription receivable	$—	$110,000
Common shares issued for accrued services	$584,000	$117,000
Debt issued for inventory	$—	$727,524

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (EQUITY)

									Retained	Total
					Additional	Other			Earnings	Stockholders'
	Preferred Stock		Common Stock		Paid	Comprehensive	Subscription		(Accumulated	Equity
	Shares	Amount	Shares	Amount	in Capital	Income (Loss)	Receivable		Deficit)	(Deficit)

Balance as of June 30, 2005			15,000,000	$15,000	$1,710,751	$134,288	$—		(980,911)	$879,128

Recapitalization as result of reverse acquisition			3,496,500	3,497	(51,449)	—			—	(47,952)
Settlement of debt in exchange of issuance
shares of the subsidiary			—	—	931,146	—			—	931,146
Stock issued for finders fee			1,250,000	1,250	(1,250)	—			—	—
Sale of stock			5,253,500	5,253	1,994,747	—			—	2,000,000
Other comprehensive gain			—	—	—	17,901			—	17,901
Net loss for the year ended June 30, 2006			—	—	—	—			(1,234,667)	(1,234,667)

Balance as of June 30, 2006	—	—	25,000,000	25,000	4,583,945	152,189			(2,215,578)	2,545,556

Other comprehensive loss			—	—	—	(141,212)			—	(141,212)
Contribution from shareholders					871,307					871,307

Net loss for the year ended June 30, 2007			—	—	—	—			(4,452,781)	(4,452,781)

Balance as of June 30, 2007	—	—	25,000,000	25,000	5,455,252	10,977	—		(6,668,359)	(1,177,130)

Other comprehensive loss			—	—	—	(298,205)	—		—	(298,205)
Stock sale			250,000	250	109,750	—	(88,000)		—	22,000
Stock issued for services			750,000	750	431,250	—	—		—	432,000
Conversion of related party debt to equity			12,000,000	12,000	5,023,000	—	—		—	5,035,000
Net loss for the year ended June 30, 2008			—	—	—	—	—		(3,628,825)	(3,628,826)

Balance as of June 30, 2008	—	—	38,000,000	38,000	11,019,252	(287,228)	(88,000)		(10,297,184)	384,840

Stock issued for services	—	—	1,390,476	1,390	582,610	—	—		—	584,000
Stock issued for Ripe Cider Business	55,000	55	—	—	19,249,945	—	—		—	19,250,000
Collection on subscription receivable	—	—	—	—	—	—	22,000		—	22,000
Other comprehensive loss	—	—	—	—	—	(169,524)	—		—	(169,524)
Net loss for the twelve months ended June 30, 2009	—	—	—	—	—	—	—		(2,817,754)	(2,817,754)

Balance as of June 30, 2009	55,000	$55	39,390,476	$39,390	$30,851,807	$(456,752)	$(66,000	) $	(13,114,938)	$17,253,562

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JUNE 30, 2009

NOTE 1 - NATURE OF OPERATIONS

On December 16, 2005, Yarraman Estate Pty Limited, a privately owned Australian company engaged in the production of wine (“Yarraman Australia”), purchased from the beneficial owners of Yarraman Australia’s shares (the “Shareholders”) and Delta Dawn Pty Limited as trustee (the Trustee”) of the Yarraman Road Trust (the “Trust”), the nominal holder of such shares, certain assets including land, buildings and equipment and water license rights by assuming certain debt, capital leases, contribution to paid in capital for the Trust and a liability to the Trust (the “Asset Purchase”). The assets and liabilities were recorded at the historical cost of the related party. No cash was exchanged. The following is a summary of the transaction:

Assets Purchased	$5,759,740
Liabilities Assumed	(4,384,740)
Payable to Former Parent	(431,151)
Contribution to Capital	(943,849)
$—

On December 22, 2005, Yarraman Australia, the Trustee and the Trust, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Yarraman Winery, Inc. (formerly Dazzling Investments, Inc.), a company incorporated on December 6, 1996 under the laws of the State of Nevada. Under the terms of the Exchange Agreement, Yarraman Winery, Inc. issued 15,000,000 shares of its common stock for all the issued and outstanding shares of Yarraman Australia (the “Share Exchange”).  On December 12, 2009, Yarraman Winery, Inc.  changed its corporate name to Global Beverages, Inc.  In these financial statements, Global Beverages, Inc. and/or its subsidiary, Yarraman Australia are referred to collectively as the “Company”, unless reference is made to the respective company for reference to events surrounding that company.

The Share Exchange was accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Yarraman Australia obtained control of the consolidated entity.  Accordingly, the acquisition was recorded as a recapitalization of Yarraman Australia, with Yarraman Australia being treated as the continuing entity.  The balance sheet consists of the net assets of Yarraman Australia, the accounting acquirer, at historical cost and the net assets of Global Beverages, Inc., the legal acquirer, at historical cost. The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the acquisition. On February 3, 2006, the Company changed its fiscal year end from December 31st to June 30th to correspond with the fiscal year end of Yarraman Australia.

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

Prior to the Exchange Agreement, on August 15, 2005, the Company’s Board of Directors’ declared a 4.55 for 1 common stock dividend to the shareholders of record as of August 26, 2005. The number of common stock shares outstanding increased from 2,100,000 shares to 11,655,000 shares.  In connection with the Exchange Agreement, certain shareholders of the Company agreed to cancel an aggregate of 8,158,500 shares of the Company’s common stock resulting in 3,496,500 shares of common stock outstanding as a result of the Share Exchange. All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

In connection with Exchange Agreement, on December 22, 2005, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale of an aggregate of 5,253,500 shares of common stock (the “Share Sale”) for aggregate gross proceeds in the form of promissory notes with an aggregate principal amount equal to $2,000,000 (the “Notes”) . The Notes had a maturity of 300 days and principal was payable in approximately quarterly installments, with interest accruing on the original principal amount at the rate of prime plus 2.5%, payable at maturity.  Pursuant to the Purchase Agreement, the Company granted to the Investors rights of first refusal on financing the Company may do in the future. This right was relinquished in September 2006. The principal balance of the note has been collected as of December 31, 2006.

In connection with the Share Sale, the Company issued 1,250,000 shares of common stock to MillhouseIAG Limited (“Millhouse”) as a finder’s fee.

 On May 26, 2009, Yarraman Winery, Inc. entered into an Intellectual Property Sale Agreement with the Yarraman Road Trust, pursuant to which it acquired certain Intellectual Property related to the “Ripe Cider” Brand and the related business concept involving the manufacture and international sale of a low alcoholic, low carbohydrate, apple cider made from fresh apples, including all the recipes for the production of the cider, trademarks, logos, designs, copyright, know-how, show-how, business systems and arrangements and all other intellectual property associated with the brand and the cider product and its manufacture and marketing, as well as a sales contract to supply bulk alcoholic apple cider to an Australian company.

Related to the transaction the Company issued 55,000 shares of its Preferred Series B stock.  Each Preferred Series B share is automatically convertible into 1,000 common shares of stock at such time as the Company has increased the number of authorized by unissued shares of common stock that will permit the issuance of all shares of common stock issuable upon the conversion of all outstanding shares of preferred stock and exercise of all options and warrants.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent their realizable or settlement value. As shown in the financial statements, during the years ended June 30, 2009 and 2008, the Company incurred losses of $2,817,752 and $3,628,825, respectively. In addition to suffering recurring losses from operations and negative cash flows from operations the Company has a cash overdraft and an inability to meets its maturing obligations without borrowing from related parties and sale of its stock.  These issues may raise substantial concern about its ability to continue as a going concern.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Global Beverages, Inc. and its wholly owned subsidiary, Yarraman Australia.  All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. The Company recognizes revenue when the product is shipped and title passes to the customer, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company’s standard terms are ‘FOB’ shipping point, with no customer acceptance provisions. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. Revenue from items sold through the Company’s retail location is recognized at the time of sale. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.  Revenues are recognized net of the amount of goods and services tax (GST) payable to the Australian taxing authority.

Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to approximately $43,615 and $104,213 as of June 30, 2009 and June 30, 2008, respectively.

Vineyard Development Costs
Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized until the vineyard becomes commercially productive, at which time annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 30 years. Amortization expense of vineyard development costs aggregated to $2,241 and $2,014 for the years ended June 30, 2009 and 2008, respectively, and is included in inventory costs and ultimately becomes a component of costs of goods sold.

Goods and Services Tax
Revenues, expenses and assets are recognized net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the taxation authority. In these circumstances, the GST is recognized as part of the cost of acquisition of the asset or as part of the expense. Receivables and payables are stated with the amount of GST included.

The net amount of GST recoverable from, or payable to, the Australian Tax Authority (ATO) is included as current asset or liability in the statement of financial position. Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities, which are recoverable from, or payable to, the ATO are classified as operating cash flows. The Company has a net consumption tax receivable of $51,477 and $11,578 as of June 30, 2009 and 2008, respectively.

In addition to GST, the Company is required to collect wine equalization tax (“WET”) on sales of wine product to non-exempt Australian customers.  Revenue is recorded net of WET taxes. The WET taxes payable is offset by a rebate of the WET tax offered by the Australian Taxation Office. The WET rebate of the WET tax is phased out after a statutory amount of Australian sales have been achieved. The Company has a net WET rebate payable of $696 at June 30, 2009 and a net WET rebate receivable of  $7,365 at June 30,  2008.

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

	June 30
	2009	2008
Winemaking and packaging materials	$122,704	$86,507
Work in progress (costs related to unprocessed and / or unbottled products)	2,604,010	3,372,199
Finished goods (bottled product)	635,814	951,127
	$3,362,528	$4,409,833

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

As of June 30, 2009 and 2008 Property, Plant and Equipment consist of the following:

	June 30
	2009	2008
Building improvements	$76,243	$66,090
Land	851,829	1,017,686
Plant and equipment	3,745,589	4,535,464
Computer equipment	81,237	66,429
Furniture and fixtures	23,754	27,637
	4,778,652	5,713,306
Accumulated depreciation	(1,250,637)	(1,343,662)
	$3,528,013	$4,369,644

Capital Lease Obligations
Included in Property, Plant and Equipment as of June 30, 2009 and 2008 are $114,921 and $302,696, respectively, of net fixed assets that were purchased on capital lease arrangements.

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

Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Under SFAS 144 impairment losses are to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 there were no significant impairments of its long-lived assets.

Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and indefinite-lived intangible assets annually for impairment, or sooner, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses June 30 as its annual impairment test measurement date.  Indefinite-lived intangible assets consist principally of trademarks.  Intangible assets determined to have a finite life, primarily customer relationships, are amortized over their estimated useful lives and are subject to review for impairment in accordance with the provisions of SFAS No. 144 (as defined below).  Note 5 provide a summary of intangible assets segregated between amortizable and nonamortizable amounts.  In the fourth quarter of fiscal 2009, pursuant to the Company’s accounting policy, the Company performed its annual goodwill impairment analysis. As a result of this analysis, the Company concluded that there was no impairment of assets.  No impairment loss was recognized for the years ended June 30, 2009 and 2008.

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

See Note 5 for details of intangible assets.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns, and recoverability of long-term assets.

Basic and Diluted Earnings Per Share
Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15).  Net loss per share for all periods presented has been stated to reflect the adoption of SFAS No. 128.  Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended June 30, 2009 and 2008 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Translation Adjustment
As of June 30, 2009 and 2008, the accounts of Yarraman Australia were maintained, and their financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, with the AUD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” as a component of stockholders’ equity.

Statement of Cash Flows
In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Advertising
Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2009 and 2008 were approximately $49,814 and $20,500, respectively.

Shipping Costs
Shipping costs are included in selling and marketing expenses and totaled approximately $125,053 and $124,800 for the years ended June 30, 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements
 In June 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”.  ASC 105 establishes the Codification as the sole source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”.  The guidance in ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and expands required disclosures related to a company’s multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010.  The Company is currently assessing the impact that adoption will have on its financial position or results of operations.

In June 2009 the Company adopted ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  The adoption did not have a material impact on the subsequent events that we report, either through recognition or disclosure, in our consolidated financial statement.

In November 2008 the Company adopted ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007 the FASB issued ASC 805, “Business Combinations”.  Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of ASC 805 will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007 the FASB issued ASC 810, “Consolidation”.  ASC 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  ASC 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of October 31, 2009, the Company did not have any minority interests; therefore the adoption of this statement is not expected to have an impact on the Company’s consolidated financial statements.

In April 2008 the FASB issued guidance which was primarily codified into ASC 350 “Intangibles — Goodwill and Other”.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under the accounting standards and the period of the expected cash flows used to measure the fair value of the asset.  The Company will adopt in the first quarter of fiscal 2010 and will apply the guidance prospectively to intangible assets acquired after adoption.

Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2009 and 2008 cash held in Australian banks are within Australian statutory limits.

NOTE 5 – INTANGIBLE ASSETS

	2009	2008
Intangible assets subject to amortization	$9,074,400	$—
Indefinite-lived intangible assets	10,384,848	249,990
	$19,459,248	$249,990

Changes in balances:

Balance June 30, 2007	$212,200
Acquisitions	9,615
Dispositions/Currency exchange fluctuation	28,175
Balance June 30, 2008	249,990
Acquisitions	19,250,000
Dispositions/Currency exchange fluctuation	(40,742)
Balance June 30, 2009	$19,459,248

Intangibles related to acquisitions during the year ended June 30, 2009 were $19,250,000 and were related to the purchase of the Ripe Cider brand and related business concept and agreements.  See Note 8 for further details on this transaction.

There was no amortization of definite-lived intangible assets as of June 30, 2009 as the acquisition related to these assets was completed on June 30, 2009.

As of June 30, 2008 the intangible assets with indefinite useful lives are comprised of water licenses valued at $240,375 and artwork for Company products and advertising amounting to $9,615.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2009 and 2008 the accounts payable and accrued expenses comprised of the following:

	June 30
	2009	2008
Trade creditors	$1,474,306	$1,101,760
Accrued expenses	398,704	340,700
Payroll liabilities	56,048	40,697

	$1,929,056	$1,483,157

Included in accrued expenses is a provision for annual employee leave, which represents the value of the estimated future cash outflows to be made resulting from employees’ services provided to the reporting dates based on their current wage rate.  As of June 30, 2009 and June 30, 2008 annual leave was $22,782 and $23,316, respectively.

At June 30, 2009 and 2008 included in accrued expenses is a net consumption tax receivable of $51,477 and $11,578, respectively, and a net WET tax payable of $697 at June 30, 2009 and a net WET tax receivable of $7,365 at June 30, 2008.

NOTE 7 - MAJOR CUSTOMERS AND VENDORS

For the year ended June 30, 2008 the Company had one customer which represented approximately 20% of total sales.   There was a $158,412 receivable from the customer as of June 30, 2008.

For the year ended June 30, 2009 the Company’s three largest customers accounted for approximately 71% of sales.  There was a $631,536 receivable from these customers as of June 20, 2009.

Gross sales to the Company’s three largest customers are expected to continue to represent a significant portion of the Company’s revenues.  The Company’s arrangements with certain of its customers may, generally, be terminated by either party with prior notice.  The Company performs ongoing credit evaluations of its customers’ financial position and management of the Company is of the opinion that any risk of significant loss is reduced due to the diversity of customers and geographic sales.

For the years ended June 30, 2009 and 2008 the Company had no vendors that accounted for more than 10% of purchases.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company entered into various related party transactions with the Trustee and the Trust that is the Company’s controlling stockholder.  The Trust was the sole shareholder of Yarraman Australia prior to the Share Exchange.

On January 1, 2006 Yarraman Australia entered into a consulting agreement with the Trustee to provide business consulting services related to the wine industry for a term of two years or until such time as their ownership percentage in the Company is reduced to less then 15%.  Under this agreement, the Company must pay the Trustee $100,000 AUD (Australian Dollars) or approximately $80,480 USD (US Dollars) annually. This agreement was terminated on June 30, 2008.  During the year ended June 30, 2008 the Company paid the Trustee approximately $66,063.

On February 1, 2008 Yarraman Australia entered into a consulting agreement with an entity that is wholly-owned by one of the members of the Company’s Board of Directors.  This agreement is for $4,800 per month for services related to the wine industry.  During the year ending June 30, 2008 approximately $19,200 was paid under this agreement.  This agreement was terminated by both parties on June 30, 2008.

 On May 26, 2009, the Company entered into an Intellectual Property Sale Agreement with the Yarraman Road Trust, a major stockholder of the Company, pursuant to which it acquired certain intellectual property related to the “Ripe Cider” Brand and the related business concept involving the manufacture and international sale of a low alcoholic, low carbohydrate, apple cider made from fresh apples, including all the recipes for the production of the cider, trademarks, logos, designs, copyright, know how, show how, business systems and arrangements and all other intellectual property associated with the brand and the cider product and their manufacture and marketing, as well as a sales contract to supply bulk alcoholic apple cider to an Australian company.  In consideration for the purchase, the Company issued 55,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred”).  Each share of Series B Preferred is automatically convertible into 1,000 common shares of stock at such time as the Company has increased the number of authorized by unissued shares of common stock that will permit the issuance of all shares of common stock issuable upon the conversion of all outstanding shares of preferred stock and exercise of all options and warrants.  The transaction is valued at $19,250,000.

NOTE 9 - LOANS PAYABLE - RELATED PARTY / DUE TO RELATED PARTY

Loans payable – related party:

On December 21 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia entered into a loan agreement with the Trust, the nominal holder of all of Yarraman Australia’s shares. The outstanding principal balance of this loan was $1,832,795. This loan advance was non-interest bearing. The loan was secured by the fixed assets of the Company, subordinated to all other loans of the Company that are collateralized by the fixed assets. A total of 50% of the loan payable, or $916,398, was to be repaid in thirty-six monthly installments commencing on or about February 1, 2008.  On the thirty-sixth month of payment, in January 2011, the remaining 50% of the loan payable, or $916,398, was to be due and payable. The initial repayment date of February 2008 has been extended to June 30, 2008.

On May 1, 2006 Yarraman Australia entered into a loan agreement with the Trust in the principal amount of $826,020. Originally, this loan agreement had an interest rate of 8%, with the same repayment terms as the December 21, 2005 loan. During the year ended June 30, 2006 a total of $10,910 in interest expense was recorded on this loan, until the Trust waived the interest requirement on this loan. On May 25, 2006 the Trust extended to Yarraman Australia an additional $13,767 to be repaid in accordance with the same terms as the December 21, 2005 loan. This loan advance was also non-interest bearing.

As of June 30, 2008 loan advances above totaling $1,832,795 and the $826,020 loan payable were converted into 6,559,524 shares of the Company’s common stock at a market price of approximately $0.42 per share, for a total of $2,755,000, the value of these loans based on the currency conversion on the date of conversion.

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

Due to related party:

As of June 30, 2009 and 2008 the Company is indebted to a private company that is owned by one of the Company’s majority shareholders in the amount of $2,524,990 and $2,334,733, respectively.  This related party has made various advances, loans and payments on behalf of the Company, all of which are unsecured, and due on demand. These advances and loans accrue interest on their outstanding balance ranging between 0% and 10% per annum.

On July 1, 2007 the above shareholder had advances and loans which were restructured into one loan agreement for approximately $3,289,000. This loan included approximately $689,000 related to a sale of wine by the related party to the Company during the year ended June 30, 2008. This portion of the new loan was to be repaid commencing December 7, 2007 with receipts from the proceeds of the re-sale of this wine by the Company until it was repaid in full. As of June 30, 2008 the balance on this portion of the loan was $689,000. The entire new loan accrues interest at 6.5% per annum. This new loan is secured by the fixed assets of the Company, subordinate to the loan from the commercial bank, such loan totaling $5,511,308 as of June 30, 2008. This new loan, together with outstanding interest, was to be repaid for any amounts still outstanding on September 30, 2008. On June 30, 2008 a total of AUD $2,400,000, or USD $2,280,000, of the above loan was converted into 5,440,476 shares of the Company’s common stock, at a market price of approximately $0.42 per share.

NOTE 10 - LONG-TERM DEBT

On December 21, 2005, prior to the Exchange Agreement and in connection with the Asset Purchase, Yarraman Australia assumed the loan facility that the Trust, the then nominal holder of all of Yarraman Australia’s shares, had with a financial institution located in Australia. As of June 30, 2009 and 2008 the total amount due under this facility, inclusive of interest, is $4,627,379 and $5,511,308, respectively. This loan facility bears interest at a rate of 10% per annum rising to 16% per annum if the Company is late in its payments, with interest payments are due on the 15th of each month. The principal balance was originally due and payable on December 31, 2007.  The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Trust. This loan facility has been extended through to June 30, 2010 by the lender.

On January 16, 2009 the Company purchased a fixed asset which it had previously leased.  Related to this purchase, the Company borrowed approximately $12,500, payable in twelve equal monthly installments of $1,095 including interest at a rate of 9.2% per annum.  As of June 30, 2009 there was a remaining balance due of $6,525.

NOTE 11 – CAPITAL LEASES

As a part of the Asset Purchase agreement in December 16, 2005, the Company assumed a capital lease obligation to finance the purchase of plant and equipment. Minimum lease payments relating to the equipment have been capitalized and are being depreciated over the estimated useful lives of the equipment acquired. Assets under capital lease and related accumulated amortization at June 30, 2009 and 2008 are as follows:

	June 30,
	2009	2008
Plant and equipment	$136,816	$452,854
Less: Accumulated depreciation	(15,392)	(150,157)
	$121,424	$302,697

The future minimum lease payments under the capital lease and the net present value of the future minimum lease payments at June 30, 2009 and 2008 are as follows:

	June 30,
	2009	2008
Total minimum lease payments	$42,539	$153,541
Amount representing interest
Present value of net minimum lease payments	42,539	153,541
Current portion	42,539	(102,720)
Long-term capital lease obligation	$—	$50,821

The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Year ended
June 30, 2010	$42,539
June 30, 2011	—
$42,539

NOTE 12 - STOCKHOLDERS’ EQUITY

On or about March 18, 2006, the Company increased the number of authorized shares of its capital stock to 100,000,000 shares, of which ninety million (90,000,000) shares are common stock, par value of $0.001, and ten million (10,000,000) shares are Preferred Stock, par value of $0.001, which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders.

On July 16, 2007, as part of an employment agreement with Ian Long, President and Board Member, the Company agreed to sell 250,000 shares of its common stock to Mr. Long at a per share price of $0.44, for a total of $110,000. Mr. Long is paying for these shares over a five year period.  As of June 30, 2009 and 2008 a total of $44,000 and $22,000 has been applied toward this subscription receivable through payroll deductions for the President’s salary.

On September 20, 2007, the Company issued 750,000 shares of common stock to various officers, directors and vendors in payment of services rendered in the years ended June 30, 2008 and 2007.  Of these shares 700,000 were issued for services rendered for the year ended June 30, 2008 and the Company recorded an expense of $315,000, based on a per share issuance price of $0.45. The remaining 50,000 shares of common stock were issued for services performed during the year ended June 30, 2007. These services and shares were valued at a then market price of $117,000.

On June 30, 2008 the Company issued 12,000,000 shares of common stock to convert outstanding debt from related parties into equity as described in Footnote 8.

On June 8, 2009 the Company issued 1,390,476 shares of common stock for services related to acquisition costs of Asia Distribution Solutions Limited.  The Company recorded related acquisition expense of $584,000 based on value of $0.38 per share.  See Footnote 14.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Agreements
On February 1, 2008 the Company entered into an operating lease for office space in Sydney, Australia.  The lease term is for 2 years and terminates on January 31, 2010.  The lease payment is $805 per month.

NOTE 14 - INCOME TAXES

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

The Company’s subsidiary, Yarraman Australia, is governed by the income tax laws of Australia. Pursuant to the Australian tax code corporations are subject to tax at a statutory rate of 30%.

The components of loss before income tax consist of the following:

	Year ended June 30,
	2009	2008
U.S. Operations	$1,310,120	$661,629
Australian Operations	1,433,643	2,967,196
	$2,743,763	$3,628,825

The table below summarizes the differences between the US statutory Federal rate and the Company’s effective tax rate as follows:

	Year ended June 30,
	2009	2008
Income tax at Federal statutory rate	34%	34%
U.S. tax rate in excess of foreign tax rate	(3)%	(3)%
Permanent differences	(3)%	(3)%
Temporary differences	—	—
Valuation allowance for tax benefits not recognized	(28)%	(28)%
	—	—

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at June 30, 2009 expiring through the year 2029. Management estimates its US NOL as of June 30, 2009 and 2008 to be approximately $1,925,000 and $615,000, respectively. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of United States Internal Revenue Code. The Company’s Australian operation has NOL carryfowards for Australian Income tax purposes at June 30, 2009 and 2008 that are available to offset future income for an indefinite period. Management estimates its Australian NOL as of June 30, 2009 and 2008 to be approximately $11,464,000 and $10,030,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax assets as of June 30, 2009 and 2008 are as follows:

	Year ended June 30,
	2009	2008
NOL carryfowards	$4,034,000	$3,200,000
Valuation allowance	(4,034,000)	(3,200,000)
Deferred tax asset, net of allowance	—	—

NOTE 15 - SUBSEQUENT EVENTS

Asia Distributions Solutions, Ltd. Acquisition
On September 5, 2008 the Company entered into an Implementation Agreement with Asia Distributions Solutions Limited (“ADSL”), a Cayman Island company publicly traded in the United Kingdom on the London Stock Exchange's Alternative Investment Market (“AIM”).  The Implementation Agreement sets out certain matters relating to the conduct of the Offer and Merger Transaction that was agreed to by the Company and ADSL whereby ADSL shareholders are to receive 63,422,535 shares of the Company’s common stock in exchange for the entire issued and outstanding share capital of ADSL, including 30,676,000 ADSL shares outstanding and approximately 2,143,358 ADSL shares to be issued.  The Offer was made to ADSL shareholders on November 26, 2008.

On January 19, 2009 the acquisition of ADSL by the Company was approved by a majority of the stockholders of ADSL.  As of May 1, 2009 over 96% of the ADSL stockholders accepted the Offer.

Under Cayman Islands law, the Company has the right to force the non-accepting ADSL shareholders to accept the Offer.  Using this right, on July 1, 2009 the Company completed the acquisition of ADSL.

Series A Preferred Shares

On, or about, July 1, 2009, in conjunction with the acquisition of ADSL, the Company issued to certain ADSL shareholders 381,600 shares of Series A Convertible Preferred shares.  Each share of Series A Preferred is automatically convertible into 100 common shares of stock at such time as the Company has increased the number of authorized by unissued shares of commons stock that will permit the issuance of all shares of common stock issuable upon the conversion of all outstanding shares of preferred stock and exercise of all options and warrants.

Jugiong Vineyard Acquisition
On, or about, November 1, 2008, the Company entered into an agreement to purchase from the Trust a vineyard and related plant and equipment that Yarraman Australia previously leased from January 1, 2006 through May 31, 2007.  The purchase price is $11,000,000 and will be paid by the assumption of approximately $5,000,000 of debt related to the property and the issuance of a two year convertible note with interest of six percent per annum in the principal amount of $6,000,000.  As of the date of this report the transaction has not been completed.

Riviera Imports Acquisition
On December 31, 2009 the Company entered into an Exchange Agreement with Riviera Global Holdings LLC, a New York limited liability company, pursuant to which Riviera has agreed to sell to the Company, upon the terms and subject to the conditions of the Exchange Agreement, all of the issued and outstanding shares of Riviera Beverages, Inc. in exchange for 19,605,000 shares of common stock.

Convertible Debt
Subsequent to June 30, 2009 the Company entered into three convertible debenture agreements with various parties in the total amount of $607,500.  The debentures range in interest rate from 8% to 10% per annum and are convertible into shares of the Company’s common stock upon the occurrence of certain benchmarks.