Form 10-Q
period 2009-09-30
GLOBAL BEVERAGES, INC.
filed 2010-05-27
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission File No.: : 000-28865

GLOBAL BEVERAGES, INC.
(Exact name of registrant as specific in its charter)

Nevada	88-0373061
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

700 YARRAMAN ROAD, WYBONG
UPPER HUNTER VALLEY
NEW SOUTH WALES, AUSTRALIA 2333

(Address of Principal Executive Offices)

(+61) 2 6547-8118

 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on May 26, 2010 was $39,000,014 based on the average closing bid and ask price of $0.50 for such common stock as of May 26, 2010.

As of May 26, 2010, there were 89,969,180 shares of the registrant’s common stock outstanding.

GLOBAL BEVERAGES, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

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

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2009	2009
Current Assets

Accounts receivable, net	$2,025,903	$760,313
Inventory	4,574,235	3,362,528
Other receivables - related party	1,191,957	-
Other assets	1,285,781	190,961
Total Current Assets	9,077,874	4,313,802

Property, plant and equipment, net	3,802,283	3,528,013

Other Assets
Intangible assets, net	39,221,177	19,459,248
Goodwill	5,249,203	-
Deposit	522,892	-
	$57,873,429	$27,301,063

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,259,076	$1,929,055
Line of credit	649,303	-
Loan payable	18,246	13,095
Cash deficit	65,237	38,816
Capital leases, current portion	30,759	42,539
Deferred revenue	25,972	-
Due to related party	5,842,790	3,396,616
Total Current Liabilities	9,891,383	5,420,122

Long Term Liabilities:
Long-term debt	5,204,852	4,627,379
Total Long Term Liabilities	5,204,852	4,627,379

Total Liabilities	15,096,235	10,047,501

Stockholder's Equity
Preferred stock, Series A, $.001 par value, 386,100 shares authorized
386,100 shares issued and outstanding	386	-
Preferred stock, Series B, $.001 par value, 55,000 shares authorized
55,000 shares issued and outstanding	55	55
Common stock, $.001 par value, 90,000,000 shares authorized
88,497,213 and 39,390,476 shares issued and outstanding respectively	88,497	39,390
Additional paid in capital	57,429,324	30,851,807
Subscription receivable	(60,500)	(66,000)
Shares to be issued	10,455	-
Other comprehensive income	(830,413)	(456,752)
Accumulated deficit	(13,860,610)	(13,114,938)
Total Stockholder's Equity	42,777,194	17,253,562

	$57,873,429	$27,301,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2009	2008

Sales, net	$3,169,320	$609,146
Cost of sales	2,644,078	442,684
Gross profit (loss)	525,242	166,462

Selling, general and administrative expenses	452,139	352,447
Total operating expenses	452,139	352,447

Income (Loss) from operations	73,103	(185,985)

Other (Income) Expense
Interest income	-	(2,795)
Interest expense	205,210	164,489
Bad debt	38,571	-
Acquisition costs	63,986	-
Other (income) expenses net	(2,898)	(5,125)
Amortization of intangible	562,608	-
Gain on sale of fixed asset	-	(1,321)
Transaction gain (loss) on foreign currency	(48,703)	50
Total Other (Income) Expense	818,775	155,298

Income (loss) before income taxes	(745,672)	(341,283)

Provision for income taxes	-	-

Net income (loss)	(745,672)	(341,283)

Other comprehensive income (loss)
Foreign currency translation	(543,185)	(32,344)

Comprehensive income (loss)	$(1,288,857)	$(373,627)

Net loss per share:
Basic & diluted	$(0.0084)	$(0.0090)

Weighted average number of shares outstanding:
Basic & diluted	88,497,213	38,000,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(745,672)	$(341,283)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt	38,571	-
Depreciation and amortization	593,655	73,780
Salary forgiven for stock payment	5,500	5,500
(Increase) / decrease in assets:
Accounts receivables	(684,671)	(2,879)
Inventory	(285,791)	111,654
Other receivables	(205,229)	23,887
Deposits and prepaid expenses	25,026
Other assets	(3,579)	52,405
Increase in liabilities:
Accounts payable and accrued expenses	964,814	(218,313)
Income tax payable	38,900	-
Deferred revenue	11,508	-
Total Adjustments	498,703	46,034

Net cash used in operations	(246,968)	(295,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash acquired	147,380
Acquisition of property and equipment	-	(22,468)
Acquisition of intangible	-	(321)
Net cash provided by (used in) investing activities	147,380	(22,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	61,948	-
Proceeds from loan payable	125,000
Procceds (payment) from line of credit	107,831
Cash deficit financing	26,425	(908)
Capital lease payments	(14,666)	(32,285)
Receivable from related party	(50,875)	-
Payable to related party	(118,988)
Loans payable - related party	81,427	351,929
Net cash provided by (used in) financing activities	218,102	318,736

Effect of exchange rate changes on cash and cash equivalents	(118,513)	(698)

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-	$-
Interest payments	$155,787	$128,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Beverages, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of September 30, 2009, the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three months are not necessarily indicative of the results expected for the full year.

Our significant interim accounting policies include the addition of overhead costs to our work in process inventory and the recognition of income taxes using an estimated annual effective tax rate.  In addition the income and expenses from acquisitions are included from the date of acquisition forward.

The following information is unaudited. All per share amounts assume dilution unless otherwise noted, and are based on unrounded amounts. Certain reclassifications were made to prior year amounts to conform to the 2009 presentation. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The following is a list of our subsidiaries:

Yarraman Estate, Pty., Ltd., Australia

Global Beverages Hong Kong, Ltd., Hong Kong

Asia Distributions Solutions Limited, Cayman Islands,  and it’s subsidiaries:

•	Vitality Development holdings Limited – British Virgin Islands

•	Vitality Tianjin Beverage Co Ltd – Peoples Republic of China

•	Highland Mist Holdings Ltd – British Virgin Islands

•	Tropical Splendor International Ltd – British Virgin Islands

•	Chendu Gao Li Yuan – Peoples Republic of China

•	TBC Shanghai Ltd – Peoples Republic of China

•	Global Beverages Asia Limited - Hong Kong

•	Global Beverages China Co Ltd – Peoples Republic of China

•	Shanghai Runke Trading Co Ltd – Peoples Republic of China

•	Panda Express China Limited – British Virgin Islands

•	Panda Express International Co Pte Ltd - Singapore

During the fiscal first quarter of 2010, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position.  Since the adoption of the Accounting Standards Codification (ASC) the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

The Company also adopted, in accordance with U.S. GAAP, the standards on business combinations and noncontrolling interests in Consolidated Financial Statements.  These statements aim to improve, simplify, and converge internationally, the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  These statements have a significant impact on the manner in which the Company accounts for acquisitions beginning in the fiscal year 2010.  Significant changes include the capitalization of in process research and development, expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date.  In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition.  This accounting treatment for taxes is applicable to acquisitions that occurred prior and subsequent to the adoption of the standard.  Operating profit attributable to noncontrolling interests are reported in Other (Income)Expense, net and the related tax impact to the Provision for Income Taxes.  Additionally, equity attributable to noncontrolling interests is recorded in Other Non-Current Liabilities.  The adoption of these standards did not have a material impact on the Company’s results of operations, cash flows or financial position.

Note 2 – INCOME TAXES

The worldwide effective income tax rates for the three months ended September 30, 2009 and 2008 were 0% and 0%, respectively.  The effective rate was primarily due to net operating losses during this period of time.

Note 3 - INVENTORIES

	September 30,	June 30,
	2009	2009
Work in progress	$950,205	$354,350
Bulk wine and cider	2,261,229	2,249,660
Finished goods	1,229,749	635,814
Winemaking and packaging materials	133,052	122,703
Total	$4,574,235	$3,362,527

Note 4 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives.  The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2009.  Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter of each year, or sooner, if warranted.

	September 30,	June 30,
	2009	2009
Non amortizable intangibles	$10,605,301	$10,384,848

Amortizable intangibles	29,178,484	9,074,400
Accumulated amortization	(562,608)	-
Net amortizable intangibles	28,615,876	9,074,400
Total intangibles	$39,221,177	$19,459,248

Goodwill	$5,249,203	$-

Note 5 – BUSINESS SEGMENTS

The Company had two principal operating segments during the quarter ended September 30, 2009 which were: winery and distribution.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  The following table shows the operations of the Company's reportable segments:

September 30, 2009
Revenues from unaffiliated customers:
Winery	$535,484
Distribution	2,633,836
Consolidated	$3,169,320
Operating income (loss):
Winery	$(132,688)
Distribution	249,633
Corporation (1)	(43,842)
Consolidated	$73,103
Net income (loss) before taxes:
Winery	$(347,927)
Distribution	276,483
Corporation (1)	(674,228)
Consolidated	$(745,672)
Net income (loss) :
Winery	$(347,927)
Distribution	276,483
Corporation (1)	(674,228)
Consolidated	$(745,672)
Identifiable assets:
Winery	$9,135,283
Distribution	10,051,909
Corporation (1)	38,686,237
Consolidated	$57,873,429
Depreciation and amortization:
Winery	$30,277
Distribution	770
Corporation (1)	562,608
Consolidated	$593,655
Capital expenditures:
Winery	$-
Distribution	-
Corporation (1)	-
Consolidated	$-

(1)     Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

(2)     Total identifiable assets are the owned or allocated assets used by each business.  Corporate assets consist of cash and cash equivalents, unallocated fixed assets of support divisions and common facilities, and certain other assets.

(3)    Capital expenditures and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Also, because all of the Company’s sales are derived from the sales of products outside of the United States, all long-lived assets are located outside the United States.

Note 6 – EARNINGS PER SHARE

Earnings per share are calculated in accordance with ASC 260.  Net loss per share for all periods presented has been stated to reflect the adoption of ASC 260. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended September 30, 2009 and 2008 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Note 7 – BUSINESS COMBINATIONS

During the fiscal first quarter of 2010, the Company acquired Asia Distributions Solutions Limited, a Cayman Islands limited company which was publicly traded in the United Kingdom, with operations in China with specific focus in the beverage industry, for a purchase price of $26,637,465.  The purchase price for the acquisition was allocated primarily to intangible assets (distribution system, client lists, brand names), goodwill and net tangible assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue. All amounts in the following presentation are in U.S. Dollars unless otherwise indicated.

	Three Months Ended Months Ended September 30,
	2009		2008

Sales, net	$3,169,320	100%	$609,146	100%
Cost of sales	$2,644,078	83%	$442,684	73%
Gross profit (loss)	$525,242	17%	$166,462	27%
Selling, general and administrative expenses	$452,139	14%	$352,447	58%
Other (Income) Expense	$818,775	26%	$155,298	25%
Loss before income taxes	$(745,672)	-24%	$(341,283)	-56%
Provision for income taxes	$-	0%	$-	0%
Net loss	$(745,672)	-24%	$(341,283)	-56%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Revenue was $3,169,320 in the three months ended September 30, 2009 compared to $609,146 in the three months ended September 30, 2008. The increase in revenues of $2,560,174 or approximately 81%, was primarily related to the inclusion of revenue generated by the business units acquired in the Asia Distribution Solutions Limited transaction.

Cost of sales. Cost of revenue was $2,644,078 in the three months ended September 30, 2009 compared to $442,684 in the three months ended September 30, 2008, an increase of $2,201,394 from the three months ended September 30, 2008.  The change was primarily attributable to the inclusion of the business units acquired in the Asia Distribution Solutions Limited transaction. As a percentage of revenue, cost of revenue was 83% in the three months ended September 30, 2009 compared to 73% in the three months ended September 30, 2008.

Gross Profit (Loss). Gross profit was $525,242 in the three months ended September 30, 2009 compared to $166,462 in the three months ended September 30, 2008. As a percentage of revenues, gross profit was 17% in the three months ended September 30, 2009 and 27% in the three months ended September 30, 2008.  The lower gross profit was primarily caused by the predominance of beer and lower priced wine sales in the China operations.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $452,139 in the three months ended September 30, 2009 compared to $352,447 in the three months ended September 30, 2008. This is an increase of $99,692 or approximately 28%, from the 2008 period to the 2009 period and is primarily attributable to the inclusion of the business units acquired in the Asia Distribution Solutions Limited transaction.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 14% in the three months ended September 30, 2009 from 58% in the three months ended September 30, 2008. The acquisition of Asia Distribution Solutions Limited added significant revenue with comparatively low additional sales, general and administration costs.

Other Income (Expense). Other expense was $818,775 in the three months ended September 30, 2009 compared to $155,298 in the three months ended September 30, 2008. The increase in other expense of $663,477 was primarily due to amortization of intangible assets acquired, and increased interest expense.

Net Income (Loss). Our net loss was $745,672 in the three months ended September 30, 2009 compared to a net loss of $341,283 in the three months ended September 30, 2008. This increase in loss was primarily attributable to an increase in our other expenses as outlined above.

Liquidity and Capital Resources

As of September 30, 2009, we had $0 of cash and cash equivalents and negative working capital of ($813,509) as compared to $0 and ($1,106,320), respectively, at September 30, 2008.

During the three months ended September 30, 2009 and 2008, net cash used in operating activities was $(246,968) and $(295,249), respectively. Net cash provided by investing activities totaled $147,380 for the three months ended September 30, 2009, compared with net cash used in investing activities of $22,789 for the same period ended September 30, 2008. Net cash provided by financing activities totaled $218,102 for the three months ended September 30, 2009, compared to $318,736 for the same period ended September 30, 2008.  The net change in our cash balance was $0 and $0 for the periods ended September 30, 2009 and 2008, respectively.

Our lack of liquidity could result in an interruption of our business and has led our auditors to express doubt about our ability to continue as a going concern in their report on our financial statements for the year ended June 30, 2009.  Our ability to fund our operations is dependent at the present time on collections of our accounts receivable. We have experienced difficulties in the recent past with collecting on our receivables. The failure of our customers to timely pay accounts receivable could force us to curtail our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.          Disclosure Controls and Procedures

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.   Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at September 30, 2009.

`While we have designed a system of internal controls to supplement our existing controls during our implementation of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), which has not been fully implemented, we have been unable to complete testing of these controls and accordingly lack the documented evidence that we believe is necessary to support an assessment that our internal control over financial reporting is effective.  Without such testing, we cannot conclude that there are any significant deficiencies or material weaknesses, nor can we appropriately remediate any such deficiencies that might have been detected. In addition, identified internal control weaknesses as of our fiscal years ended June 30, 2009 and 2008 related to Inventory, Notes Payable, Journal Entries and Period Closings have been rectified by management. We have implemented correct procedures to adequately maintain and reconcile inventory and related reserves, reconcile notes payable, maintain a list of period closing tools to insure closing procedures are handled properly.

Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting, other than as mentioned above, during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2009, we completed the previously announced acquisition of Asia Distribution Solutions Limited ("ADSL").  In connection with the acquisition, we issued or reserved for issuance an aggregate of 63,422,525 shares of our Common Stock and 381,600 shares of our Series A Convertible Preferred Stock for the shareholders of ADSL.  Each share of Series A Preferred Stock is convertible into 100 shares of our common stock.  The shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
+ Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BEVERAGES, INC.

Date: May 27, 2010	By:	/s/ Ian Long
Ian Long, President

Date: May 27, 2010	By:	/s/ Lawrence Lichter
Lawrence Lichter, Chief Financial Officer