Form 10-Q
period 2009-12-31
GLOBAL BEVERAGES, INC.
filed 2010-05-27
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December  31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes ☐ No

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
Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on May 26, 2010 was $39,000,014 based on the average closing bid and ask price of $0.50 for such common stock as of May 26, 2010.

As of May 26, 2010, there were 89,969,180 shares of the registrant’s common stock outstanding.

GLOBAL BEVERAGES, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Contents

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

PART I
FINANCIAL INFORMATION
Item 1 – Financial
Statements

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
ASSETS
Current Assets

Cash	$197,242	$-
Accounts receivable, net	1,735,723	760,313
Due from related parties	661,156	-
Inventory	7,598,712	3,362,528
Other receivables	1,265,877	-
Other assets	803,334	190,961
Total Current Assets	12,262,043	4,313,802

Property, plant and equipment, net	3,861,410	3,528,013

Intangible assets	43,913,139	19,459,248

	$60,036,592	$27,301,063

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,260,467	$1,929,055
Loan payable	58,536	13,095
Line of credit	648,934	-
Deferred revenue	45,663	-
Cash deficit	-	38,816
Capital lease, current portion	15,735	42,539
Due to related party	8,058,902	3,396,616
Total Current Liabilities	13,088,238	5,420,122

Long Term Liabilities:
Convertible notes payable	607,500	-
Long-term debt	5,271,363	4,627,379
Total Long Term Liabilities	5,878,863	4,627,379

Total Liabilities	18,967,101	10,047,501

Stockholder's Equity
Preferred stock, Series A, $.001 par value, 381,600 shares authorized 381,600 shares issued and outstanding	386	-
Preferred stock, Series B, $.001 par value, 55,000 shares authorized 55,000 shares issued and outstanding	55	55
Common stock, $.001 par value, 90,000,000 shares authorized 88,497,213 and 39,390,476 shares issued and outstanding respectively	88,497	39,390
Additional paid in capital	57,429,324	30,851,807
Subscription receivable	(55,000)	(66,000)
Shares to be issued	10,455	-
Other comprehensive income	(1,025,487)	(456,752)
Accumulated deficit	(15,378,739)	(13,114,938)
Total Stockholder's Equity	41,069,491	17,253,562

	$60,036,592	$27,301,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales, net	$1,994,762	$478,367	$5,164,082	$1,087,513
Cost of sales	1,653,650	652,996	4,297,728	1,095,680
Gross profit (loss)	341,112	(174,629)	866,354	(8,167)
	-
Selling, general and administrative expenses	835,565	367,376	1,287,704	719,823
Total operating expenses	835,565	367,376	1,287,704	719,823
	-
Income (Loss) from operations	(494,453)	(542,005)	(421,350)	(727,990)

Other (Income) Expense
Interest income	(33)	(326)	(33)	(3,121)
Interest expense	407,053	113,196	612,263	277,685
Acquisition costs	77,130	-	141,116	-
Other (income) expenses net	(8,041)	(3,397)	(10,939)	(8,522)
Amortization of intangible	562,608	-	1,125,216	-
Bad debt	(15,104)	-	23,467	-
Gain on sale of fixed asset	-	(607)	-	(1,928)
Transaction gain (loss) on foreign currency	64	22,625	(48,639)	22,675
Total Other (Income) Expense	1,023,677	131,491	1,842,450	286,789

Loss before income taxes	(1,518,131)	(673,496)	(2,263,800)	(1,014,779)

Provision for income taxes	-	-	-	-

Net loss	(1,518,131)	(673,496)	(2,263,800)	(1,014,779)

Other comprehensive income (loss)
Foreign currency translation	(195,074)	(33,279)	(738,259)	(935)

Comprehensive income (loss)	$(1,713,205)	$(706,775)	$(3,002,059)	$(1,015,714)

Net loss per share:
Basic & diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of shares outstanding:
Basic & diluted	88,497,213	38,000,000	88,497,213	38,000,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,263,800)	$(1,014,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	23,467	-
Depreciation and amortization	1,206,768	134,499
Salary forgiven for stock payment	11,000	11,000
(Increase) / decrease in assets:
Accounts receivables	(390,044)	(168,359)
Inventory	(3,219,509)	402,654
Other receivables	(670,583)	(35,121)
Deposits and prepaid expenses	31,003	-
Other assets	(112,584)	(41,091)
Increase in liabilities:
Accounts payable and accrued expenses	1,950,734	31,069
Income tax payable	71,305	-
Deferred revenue	31,199	-
Total Adjustments	(1,067,244)	334,651

Net cash used in operations	(3,331,044)	(680,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash acquired	147,380	-
Acquisition of property and equipment	(21,697)	(20,231)
Acquisition of intangible	-	(270)
Net cash provided by (used in) investing activities	125,683	(20,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	175,704	115,406
Proceeds from loan payable	607,500	-
Procceds (payment) from line of credit	107,533	-
Cash deficit financing	-	(1,769)
Capital lease payments	(30,671)	(55,496)
Receivable from related party	451,619	-
Payable to related party	2,293,915	-
Loans payable - related party	85,141	308,777
Net cash provided by (used in) financing activities	3,690,742	366,918

Effect of exchange rate changes on cash and cash equivalents	(249,324)	333,711

Net increase in cash and cash equivalents	236,057	-

Cash and cash equivalents, beginning balance	(38,816)	-

Cash and cash equivalents, ending balance	$197,241	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$-	$-
Interest payments	$311,560	$218,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Beverages, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of December 31, 2009, the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended December 31, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the three months are not necessarily indicative of the results expected for the full year.

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

The following is a list of our subsidiaries:

Yarraman Estate, Pty., Ltd., Australia

Global Beverages Hong Kong, Ltd., Hong Kong

Asia Distributions Systems Limited, Cayman Islands, and it’s subsidiaries:

•	Vitality Development holdings Limited – British Virgin Islands

•	Vitality Tianjin Beverage Co Ltd – People’s Republic of China

•	Highland Mist Holdings Ltd – British Virgin Islands

•	Tropical Splendor International Ltd – British Virgin Islands

•	Chendu Gao Li Yuan – People’s Republic of China

•	TBC Shanghai Ltd – People’s Republic of China

•	Global Beverages Asia Limited - Hong Kong

•	Global Beverages China Co Ltd – People’s Republic of China

•	Shanghai Runke Trading Co Ltd – People’s Republic of China

•	Panda Express China Limited – British Virgin Islands

•	Panda Xpress International Co Pte Ltd - Singapore

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

Note 2 – INCOME TAXES

The worldwide effective income tax rates for the three months ended December 31, 2009 and 2008 were 0% and 0%, respectively. The effective rate was primarily due to net operating losses during this period of time.

Note 3 - INVENTORIES

	December 31,	June 30,
	2009	2009
Work in progress	$1,508,624	$354,350
Bulk wine and cider	2,308,778	2,249,660
Finished goods	3,620,433	635,814
Winemaking and packaging materials	160,877	122,703
Total	$7,598,712	$3,362,527

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

	December 31,	June 30,
	2009	2009
Non amortizable intangibles	$10,610,668	$10,384,848

Amortizable intangibles	29,178,484	9,074,400
Accumulated amortization	(1,125,216)	-
Net amortizable intangibles	28,053,268	9,074,400
Total intangibles	$38,663,936	$19,459,248

Goodwill	$5,249,203	$-

Note 5 – BUSINESS SEGMENTS

The Company had two principal operating segments during the six months ended December 31, 2009 which were: winery and distribution. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments:

December 31, 2009
Revenues from unaffiliated customers:
Winery	$908,965
Distribution	4,213,668
Consolidated	$5,122,633
Operating income (loss):
Winery	$(466,505)
Distribution	127,326
Corporation (1)	(60,898)
Consolidated	$(400,077)
Net income (loss) before taxes:
Winery	$(1,046,713)
Distribution	169,047
Corporation (1)	(1,338,402)
Consolidated	$(2,216,068)
Net income (loss) :
Winery	$(1,046,713)
Distribution	169,047
Corporation (1)	(1,338,402)
Consolidated	$(2,216,068)
Identifiable assets:
Winery	$9,251,631
Distribution	12,426,432
Corporation (1)	38,147,511
Consolidated	$59,825,574
Depreciation and amortization:
Winery	$91,917
Distribution	1,548
Corporation (1)	1,109,814
Consolidated	$1,203,279
Capital expenditures:
Winery	$-
Distribution	(21,697)
Corporation (1)	-
Consolidated	$(21,697)

(1) Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

(2)Total identifiable assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, unallocated fixed assets of support divisions and common facilities, and certain other assets.

(3) Capital expenditures and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Also, because all of the Company’s sales are derived from the sales of products outside of the United States, all long-lived assets are located outside the United States.

Note 6 – EARNINGS PER SHARE

Earnings per share are calculated in accordance with ASC 260. Net loss per share for all periods presented has been stated to reflect the adoption of ASC 260. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended December 31, 2009 and 2008 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Note 7 – BUSINESS COMBINATIONS

During the fiscal first quarter of 2010, the Company acquired Asia Distributions Solutions Limited, a Cayman limited liability company publicly traded in the United Kingdom, with operations in China with specific focus in the beverage industry, for a purchase price of $26,637,465. The purchase price for the acquisition was allocated primarily to intangible assets (distribution system, client lists, brand names), goodwill and net tangible assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue. All amounts in the following presentation are in U.S. Dollars unless otherwise indicated.

	Three Months Ended Months Ended December 31,
	2009		2008

Sales, net	$1,994,762	100%	$478,367	100%
Cost of sales	$1,653,650	83%	$652,996	137%
Gross profit (loss)	$341,112	17%	$(174,629)	-37%
Selling, general and administrative expenses	$835,565	42%	$367,376	77%
Other (Income) Expense	$1,023,677	51%	$131,491	27%
Loss before income taxes	$(1,518,131)	-76%	$(673,496)	-141%
Provision for income taxes	$-	0%	$-	0%
Net loss	$(1,518,131)	-76%	$(673,496)	-141%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenue. Revenue was $1,994,762 in the three months ended December 31, 2009 compared to $478,367 in the three months ended December 31, 2008. The increase in revenues of $1,516,395, or approximately 76%, was primarily related to the inclusion of revenue generated by the business units acquired in the Asia Distribution Solutions Limited transaction.

Cost of sales. Cost of sales was $1,653,650 in the three months ended December 31, 2009 compared to $652,996 in the three months ended December 31, 2008, an increase of $1,000,654 which was primarily attributable to the inclusion of the business units acquired in the Asia Distribution Solutions Limited transaction. As a percentage of revenue, cost of revenue was 83% in the three months ended December 31, 2009 compared to 137% in the three months ended December 31, 2008.

Gross Profit (Loss). Gross profit was $341,112 in the three months ended December 31, 2009 compared to a gross loss of $174,629 in the three months ended December 31, 2008. As a percentage of revenues, gross profit was 17% in the three months ended December 31, 2009 and (37)% in the three months ended December 31, 2008.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $835,565 in the three months ended December 31, 2009 compared to $367,376 in the three months ended December 31, 2008. This is an increase of $468,189, or approximately 127%, from the 2008 period to the 2009 period and is primarily attributable to the inclusion of the business units acquired in the Asia Distribution Solutions Limited transaction.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 35% in the three months ended December 31, 2009 from 77% in the three months ended December 31, 2008. The acquisition of Asia Distribution Solutions Limited added significant revenue with comparatively low additional sales, general and administration costs.

Other Income (Expense). Other expense was $1,023,677 in the three months ended December 31, 2009 compared to $131,491 in the three months ended December 31, 2008. The increase in other expense of $892,186 was primarily due to amortization of intangible assets acquired and increased interest expense.

Net Income (Loss). Our net loss was $1,518,131 in the three months ended December 31, 2009 compared to a net loss of $673,496 in the three months ended December 31, 2008. This increase in loss was primarily attributable to an increase in our other expenses as described above.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue. All amounts in the following presentation are in U.S. Dollars unless otherwise indicated.

	Six Months Ended Months Ended December 31,
	2009		2008

Sales, net	$5,164,082	100%	$1,087,513	100%
Cost of sales	$4,297,728	83%	$1,095,680	101%
Gross profit (loss)	$866,354	17%	$(8,167)	-1%
Selling, general and administrative expenses	$1,287,704	25%	$719,823	66%
Other (Income) Expense	$1,842,450	36%	$286,789	26%
Loss before income taxes	$(2,263,800)	-44%	$(1,014,779)	-93%
Provision for income taxes	$-	0%	$-	0%
Net loss	$(2,263,800)	-44%	$(1,014,779)	-93%

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Revenue. Revenue was $5,164,082 in the six months ended December 31, 2009 compared to $1,087,513 in the six months ended December 31, 2008. The increase in revenues of $4,076,569, or approximately 79%, was primarily related to the inclusion of revenue generated by the business units acquired in the Asia Distribution Solutions Limited transaction.

Cost of sales. Cost of sales was $4,297,728 in the six months ended December 31, 2009 compared to $1,095,680 in the six months ended December 31, 2008, an increase of $3,202,048 which was primarily attributable to the inclusion of the business units acquired in the Asia Distribution Solutions Limited transaction. As a percentage of revenue, cost of revenue was 83% in the six months ended December 31, 2009 compared to 101% in the six months ended December 31, 2008.

Gross Profit (Loss). Gross profit was $866,354 in the six months ended December 31, 2009 compared to a gross loss of $8,167 in the six months ended December 31, 2008. As a percentage of revenues, gross profit was 17% in the six months ended December 31, 2009 and (1)% in the six months ended December 31, 2008 for the reasons discussed above.

Sales, General and Administrative Expenses. Sales, general and administrative expenses were $1,287,704  in the six months ended December 31, 2009 compared to $719,823 in the six months ended December 31, 2008. This is an increase of $567,881, or approximately 79%, from the 2008 period to the 2009 period and is primarily attributable to the inclusion of the business units acquired in the Asia Distribution Solutions Limited transaction.

As a percentage of revenues, sales, general and administrative expenses decreased to approximately 25% in the six months ended December 31, 2009 from 66% in the six months ended December 31, 2008.  The acquisition of Asia Distribution Solutions added significant revenue with comparatively low additional sales, general and administration costs.

Other Income (Expense). Other expense was $1,842,450 in the six months ended December 31, 2009 compared to $286,789 in the six months ended December 31, 2008. The increase in other expense of $1,555,66 was primarily due to amortization of intangible assets acquired and increased interest expense.

Net Income (Loss). Our net loss was $2,263,800 in the six months ended December 31, 2009 compared to a net loss of $1,014,779 in the six months ended December 31, 2008. This increase in loss was primarily attributable to an increase in our other expenses as described above.

Liquidity and Capital Resources

As of December 31, 2009, we had $197,241 of cash and cash equivalents and negative working capital of $826,195 as compared to $0 cash and cash equivalents  and negative working capital of $1,106,320, respectively, at December 31, 2008.

During the six months ended December 31, 2009 and 2008, net cash used in operating activities was $(3,331,044) and $(680,128), respectively. Net cash provided by investing activities totaled $125,683 for the six months ended December 31, 2009, compared with net cash used in investing activities of $20,501 for the same period ended December 31, 2008. Net cash provided by financing activities totaled $3,690,742 for the six months ended December 31, 2009, compared to $366,918 for the same period ended December 31, 2008. The net change in our cash balance was ($38,816) and $0 for the six months ended December 31, 2009 and 2008, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.   Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at December 31, 2009.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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