Form 10-Q
period 2010-03-31
GLOBAL BEVERAGES, INC.
filed 2010-08-31
CIK 1096655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March  31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission File No.: : 000-28865

GLOBAL BEVERAGES, INC.
(Exact name of registrant as specific in its charter)

Nevada	88-0373061
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

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
Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 30, 2010 was $44,984,590 based on the average closing bid and ask price of $0.50 for such common stock as of August 30, 2010.

As of August 30, 2010, there were 89,969,180 shares of the registrant’s common stock outstanding.

GLOBAL BEVERAGES, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

On December 17, 2009, we changed our corporate name from Yarraman Winery, Inc. to Global Beverages, Inc.  All references in this Form 10-Q to the “Company,” “Global Beverages,” “Yarraman,” “we,” “us” or “our” are to Global Beverages, Inc. and its subsidiary, Yarraman Estate Pty Limited.  Except as otherwise noted, all references to “$” shall mean United States dollars.

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
		(As Restated)

ASSETS

Current Assets

Cash	$401,147	$-
Accounts receivable, net	2,216,077	760,313
Due from related parties	631,252	-
Inventory	5,486,586	3,362,528
Other receivables	1,160,854	-
Other assets	1,393,388	824,741
Total Current Assets	11,289,304	4,947,582

Property, plant and equipment, net	3,909,939	3,528,013

Intangible assets	26,809,352	1,911,943

	$42,008,595	$10,387,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,201,017	$1,929,056
Loan payable	92,669	13,095
Line of credit	620,990	-
Convertible notes payable, net	431,780	-
Deferred revenue	6,512	-
Cash deficit	-	38,816
Capital lease	7,393	42,539
Shares to be issued	8,983	-
Due to related parties	6,478,869	3,396,616
Total Current Liabilities	11,898,213	5,420,122

Long Term Liabilities:
Long-term debt	5,519,661	4,627,379
Total Long Term Liabilities	5,519,661	4,627,379

Total Liabilities	17,417,874	10,047,501

Stockholder's Equity
Preferred stock, Series A, $.001 par value, 381,600 shares authorized 381,600 shares issued and outstanding	386	-
Preferred stock, Series B, $.001 par value, 55,000 shares authorized 55,000 shares issued and outstanding	55	55
Common stock, $.001 par value, 90,000,000 shares authorized 89,969,180 and 39,390,476 shares issued and outstanding respectively	89,969	39,390
Additional paid in capital	40,641,519	13,938,282
Statutory reserve	41,466	-
Subscription receivable	(49,500)	(66,000)
Other comprehensive income	(874,121)	(456,752)
Accumulated deficit	(15,259,053)	(13,114,938)
Total Stockholder's Equity	24,590,721	340,037

	$42,008,595	$10,387,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales, net	$4,253,194	$814,488	$9,417,276	$1,902,001
Cost of sales	3,478,449	389,087	7,776,177	1,484,767
Gross profit	774,745	425,401	1,641,099	417,234

Operating Expenses
Selling, general and administrative expenses	885,640	239,302	2,173,345	959,125
Amortization of intangibles	234,739	-	677,659	-
Bad debt	18,368	-	41,835	-
Total operating expenses	1,138,747	239,302	2,892,839	959,125

Income (Loss) from operations	(364,002)	186,099	(1,251,740)	(541,891)

Other (Income) Expense
Interest income	(3)	(455)	(36)	(3,576)
Interest expense	256,592	133,758	868,855	411,443
Acquisition costs	(261,870)	-	(120,754)	-
Other (income) expenses net	(3,886)	(2,442)	(15,252)	(10,964)
Gain on sale of fixed asset	-	95	427	(1,833)
Transaction gain (loss) on foreign currency	3,060	(1,413)	(45,579)	21,265
Total Other (Income) Expense	(6,107)	129,543	687,661	416,335

Income (Loss) before income taxes	(357,895)	56,556	(1,939,401)	(958,226)

Provision for income taxes	204,714	-	204,714	-

Net Income (loss)	(562,609)	56,556	(2,144,115)	(958,226)

Other comprehensive income (loss)
Foreign currency translation	320,890	(89,006)	(417,369)	(89,941)

Comprehensive income (loss)	$(241,719)	$(32,450)	$(2,561,484)	$(1,048,167)

Net income (loss) per share:
Basic	$(0.006)	$0.001	$(0.02)	$(0.03)
Diluted	$(0.006)	$0.001	$(0.02)	$(0.03)

Weighted average number of shares outstanding:
Basic	88,497,213	38,000,000	88,497,213	38,000,000
Diluted	88,497,213	38,000,000	88,497,213	38,000,000

Weighted average of dilutive securities has not been calculated since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL BEVERAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,144,115)	$(958,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	41,835	-
Depreciation and amortization	822,334	188,018
Salary exchange for stock payment	16,500	16,500
(Increase) / decrease in assets:
Accounts receivables	(827,065)	636,069
Inventory	(996,669)	(501,764)
Other receivables	(595,812)	20,729
Deposits and prepaid expenses	33,956
Other assets	(81,581)	(194,842)
Increase in liabilities:
Accounts payable and accrued expenses	1,741,267	162,165
Income tax payable	203,724	-
Deferred revenue	(7,952)	-
Total Adjustments	350,537	326,875

Net cash used in operations	(1,793,578)	(631,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash acquired	147,380	-
Acquisition of property and equipment	(21,699)	(20,020)
Acquisition of intangible	-	(267)
Net cash provided by (used in) investing activities	125,681	(20,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	297,603	-
Proceeds from loan payable	607,500	-
Procceds (payment) from line of credit	74,162	-
Cash deficit financing	-	(2,960)
Capital lease payments	(39,497)	(68,824)
Receivable from related party	254,483	-
Payable to related party	274,450	-
Loans payable - related party	720,874	1,380,308
Net cash provided by financing activities	2,189,575	1,308,524

Effect of exchange rate changes on cash and cash equivalents	(81,715)	(656,886)

Net increase in cash and cash equivalents	439,963	-

Cash and cash equivalents, beginning balance	(38,816)	-

Cash and cash equivalents, ending balance	$401,147	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax payments	$990	$-
Interest payments	$853,850	$310,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Beverages, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of March 31, 2010, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which was filed on April 9, 2010. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the nine months are not necessarily indicative of the results expected for the full year.

The following information is unaudited. This report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.The following is a list of our subsidiaries:

Yarraman Estate, Pty., Ltd., Australia

Global Beverages Hong Kong, Ltd., Hong Kong

Asia Distributions Solutions Limited, Cayman Islands, and its subsidiaries (“ADSL” or “Asia Distributions Solutions”):

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

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation going concern

At March 31, 2010 the Company has a working capital deficiency of $700,250. For the three months ended March 31, 2010, the Company had a loss from operations of $364,002 of which $258,607 was from non-cash items. For the nine months ended March 31, 2010, the reported loss from operations was $1,251,740 including non-cash expenses of $880,669. Non-cash expenses consisted of   $822,334 in amortization of intangibles and depreciation, $41,835 in bad debts and $16,500 from non-cash share based compensation.   These conditions taken in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase operating cash flows, continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt repayments coming due in the next twelve months. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Principles of consolidation:

The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

Use of estimates:

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

Note 3 - INVENTORIES

	March 31	June 30,
	2010	2009
Work in progress	$1,623,094	$354,350
Bulk wine and cider	2,100,826	2,249,660
Finished goods	1,574,972	635,814
Winemaking and packaging materials	187,694	122,704
Total	$5,486,586	$3,362,528

Note 4 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The latest impairment assessment of goodwill and indefinite lived intangible assets was completed in the fiscal fourth quarter of 2009. Future impairment tests for goodwill and indefinite lived intangible assets will be performed annually in the fiscal fourth quarter of each year, or sooner, if warranted. Allocations of the purchase price for the acquisition of ADSL has been completed on a preliminary basis subject to year end valuation.

	March 31	June 30,
	2010	2009
Non amortizable intangibles	$1,691,029	$209,248

Amortizable intangibles	20,546,724	1,702,695
Accumulated amortization	(677,659)	-
Net amortizable intangibles	19,869,065	1,702,695
Total intangibles	$21,560,094	$1,911,943

Goodwill	$5,249,258	$-

Intangibles and Goodwill	$26,809,352	$1,911,943

Note 5 – RESTATEMENT

The accompanying consolidated balance sheet, for the year ended June 30, 2009 has been restated to correct an error related to the improper accounting method used to record the Sale Agreement with Yarraman Road Trust on May 26, 2009. We are required to account for this transaction in accordance with SAB 48 “the transfer of Nonmonetary assets by Promoters or Shareholders”, which requires the assets exchanged for the Series B Preferred stock to be valued at the carrying value of the holder. Accordingly we have reduced Intangible assets by $16,913,525 and Additional Paid in Capital by the same amount.

Note 6 – CONVERTIBLE NOTES PAYABLE

In the fiscal second quarter of 2010 the Company entered in three convertible promissory notes due from October 1, 2011-December 2, 2011, for net proceeds of $607,500. The Notes are convertible into the Company’s common stock at prices ranging from $0.38-$.40 per share. As a result of the issuance of all of these Notes, the Company recorded a discount on the Convertible Debt of $160,099. The discount was amortized to interest expense during the three and nine months ended March 31, 2010 in the amount of $20,012 and $34,379, respectively.

Note 7 – LONG TERM DEBT AND LINE OF CREDIT

On December 21, 2005, Yarraman Australia entered into a loan arrangement with a financial institution located in Australia. As of March 31, 2010 and June 30, 2009 the total amount due under this facility, inclusive of interest, is $5,519,661 and $4,627,379. This loan facility requires monthly interest payments due on the 15th of each month at the rate of 10% per annum, rising to 16% per annum if the Company is late in its payments. The principal balance was originally due and payable on December 31, 2007. The loan is secured by certain property, plant and equipment of the Company as well as a guaranteed by the Yarraman Road Trust, a shareholder of the Company. This loan facility has been extended through to August 30, 2011 by the lender.

The Company has a line of credit with a bank in London with interest from 2% plus bank sterling base rate with various due dates.  The loans are personally guaranteed by a director of the Company.  As of March 31, 2010, outstanding balance was approximately $620,990.

Note 8 – RECEIVABLES AND PAYABLES TO RELATED PARTIES

The Company has various loans payable to a shareholder of the Company in the amount of $3,662,599. These loans range in annual interest rate from 6.5% to 20%.

The Company has a loan payable to a shareholder of the Company in the amount of $966,856, no interest, due on demand.

The Company has loan payable to a shareholder of the Company in the amount of $1,849,414, no interest, due on demand.

The Company has $631,252 receivable from a shareholder of the Company related to funds advanced to him by ADSL prior to being acquired by the Company. These amounts are due on demand.

Note 9 – BUSINESS SEGMENTS

The Company had two principal operating segments during the nine months ended March 31, 2010 which were: winery and distribution. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The following table shows the operations of the Company's reportable segments for the three months and nine months ended March 31, 2010. Prior to July 1, 2009 and the acquisition of ADSL the company operated in one segment:

	9 Months Ended	3 Months Ended
	March 31, 2010	March 31, 2010
Revenues from unaffiliated customers:
Winery	$2,048,573		$1,120,583
Distribution	7,368,703		3,132,611
Consolidated	$9,417,276		$4,253,194
Operating income (loss):
Winery	$(559,477)		$(259,512)
Distribution	319,457		164,801
Corporation (1)	(1,011,720)		(269,291)
Consolidated	$(1,251,740)		$(364,002)
Net income (loss) before taxes:
Winery	$(1,413,583)		$(524,275)
Distribution	386,301		248,183
Corporation (1)	(912,119)		(81,801)
Consolidated	$(1,939,401)		$(357,893)
Net income (loss) :
Winery	$(1,413,583)		$(524,275)
Distribution	181,588		43,469
Corporation (1)	(912,120)		(81,801)
Consolidated	$(2,144,115)		$(562,607)
Identifiable assets: (2)
Winery	$9,979,510	$
Distribution	10,379,978
Corporation (1)	21,649,108
Consolidated	$42,008,596	$
Depreciation and amortization: (3)
Winery	$142,346		$75,391
Distribution	2,329		751
Corporation (1)	677,659		234,739
Consolidated	$822,334		$310,881
Capital expenditures: (3)
Winery	$-		$-
Distribution	(21,699)		-
Corporation (1)	-		-
Consolidated	$(21,699)		$-

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

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

Note 10 – ISSUANCE OF PREFERRED SHARES

In June 2009 the Company issued 55,000 shares of Series B Convertible Preferred Stock (par value $.001 per share). Each preferred share is immediately convertible into 1,000 shares of common stock upon the Company increasing its number of authorized common shares.

In the first quarter of fiscal 2010 the Company issued 381,600 shares of Series A Convertible Preferred Stock  (par value $.001 per share). Each preferred share is immediately convertible into 10 shares of common stock at upon the Company increasing its number of common shares authorized.

Note 11 – EARNINGS PER SHARE

Earnings per share are calculated in accordance with ASC 260. Net loss per share for all periods presented has been stated to reflect the adoption of ASC 260. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months and nine months ended March 31, 2010 and 2009 the Company’s common stock equivalents have not been included for earning per share calculations as they are anti-dilutive.

Note 12 – BUSINESS COMBINATION

During the fiscal first quarter of 2010, the Company acquired Asia Distributions Solutions Limited, a Cayman limited liability company publicly traded in the United Kingdom, with operations in China with specific focus in the beverage industry, for a purchase price of $26,637,465 which purchase price was paid by the Company through the issuance of an aggregate of 59,561,535 shares of Common Stock, of which 8,982,831 shares have not yet been issued, and 381,600 shares of Series A Convertible Preferred Stock.

The transaction was accounted for under the purchase method of accounting. The Company purchased $4,204,101 in assets and assumed $2,624,929 in liabilities and recorded goodwill and other intangible assets of $25,058,293. This is a preliminary purchase price allocation, which is subject to adjustment. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances become available, but will not exceed 12 months. Adjustment in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

Note 13 – BOARD RESOLUTION

On December 31, 2009 the Board of Directors passed a resolution to increase the authorized share capital to 410,000,000 shares, of which 400,000,000 will be common shares and 10,000,000 will be preferred shares. The Company expects completion of this process in September 2010.

Note 14 – SUBSEQUENT EVENTS

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from April 1, 2010 through the filing with the SEC.

On August 26, 2010, the Company filed a Notice of Exempt Offering of Securities on Form D for a proposed offering of securities pursuant to Rule 506 of Regulation D. The securities referred to in the foregoing will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. The foregoing disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. This notice is being provided pursuant to and in accordance with Rule 135(c) under the Securities Act.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue. All amounts in the following presentation are in U.S. Dollars unless otherwise indicated.

	For the three months ended
	March 31,
	2010		2009

Sales, net	$4,253,194	100%	$814,488	100%
Cost of sales	$3,478,449	82%	$389,087	48%
Gross profit (loss)	$774,745	18%	$425,401	52%
Total operating expenses	$1,138,747	27%	$239,302	29%
Other (income) expense	$(6,107)	0%	$129,543	16%
Loss before income taxes	$(357,895)	-8%	$56,556	7%
Provision for income taxes	$204,714	5%	$-	0%
Net Income (loss)	$(562,609)	-13%	$56,556	7%

Revenue. Revenue was $4,253,194 in the three months ended March 31, 2010 compared to $814,488 in the three months ended March 31, 2009. The increase in revenues of $3,438,706 or approximately 422% was primarily related to the inclusion of revenues generated by the business units acquired in the Asia Distribution Solutions transaction, and revenue generated from sale of grapes in the Australian operations.

Cost of Sales. Cost of revenue was $3,478,449 in the three months ended March 31, 2010 compared to $389,087 in the three months ended March 31, 2009, an increase of $3,089,362. As a percentage of revenue, cost of revenue was 82% in the three months ended March 31, 2010 compared to 48% in the three months ended March 31, 2009.  The increase in cost was primarily related to the following items: the inclusion of the business units acquired in the Asia Distribution Solutions transaction, and operating costs for the Jugiong vineyard in Australia.

Gross Profit. Gross profit was $774,745 in the three months ended March 31, 2010 compared to $425,401 in the three months ended March 31, 2009. As a percentage of revenues, gross profit was 18% in the three months ended March 31, 2010 and 52% in the three months ended March 31, 2009. The decrease in gross profit as a percentage of revenues is primarily related to the following items: the business units acquired in the Asia Distribution Solutions transaction, which are currently selling predominantly lower margin local product, along with the sale of grapes in the Australian operations, which generates lower margins than sales of finished product.

Operating Expenses. Operating expenses were $1,138,747 in the three months ended March 31, 2010 compared to $239,302 in the three months ended March 31, 2009. This is an increase of $899,445 or approximately 376% from the 2009 period to the 2010 period.

As a percentage of revenues, operating expenses were approximately 27% in the three months ended March 31, 2010 compared to 29% in the three months ended March 31, 2009.  The acquisition of Asia Distribution Solutions created intangible assets that generated amortization expense.  Amortization for the three months ended March 31, 2010 was $234,739 compared to $0 in the three months ended March 31, 2009. Without the amortization expense, operating expense decreased by 8%.

Other (Income) Expense. Other income was $(6,107) in the three months ended March 31, 2010 compared to $129,543 in the three months ended March 31, 2009. The decrease in other expense of $135,652 was primarily due to reduction in previously recorded acquisition cost of Asia Distribution Solutions.

Net Income (Loss). Our net loss was $(562,609) in the three months ended March 31, 2010 compared to a net income of $56,556 in the three months ended March 31, 2009. This increase in loss was primarily attributable to income tax of $204,714 and amortization expense of intangible assets of $234,739.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue. All amounts in the following presentation are in U.S. Dollars unless otherwise indicated.

	For the nine months ended
	March 31,
	2010		2009

Sales, net	$9,417,276	100%	$1,902,001	100%
Cost of sales	$7,776,177	83%	$1,484,767	78%
Gross profit (loss)	$1,641,099	17%	$417,234	22%
Total operating expenses	$2,892,839	31%	$959,125	50%
Other (income) expense	$687,661	7%	$416,335	22%
Loss before income taxes	$(1,939,401)	-21%	$(958,226)	-50%
Provision for income taxes	$204,714	2%	$-	0%
Net income (loss)	$(2,144,115)	-23%	$(958,226)	-50%
Revenue. Revenue was $9,417,276 in the nine months ended March 31, 2010 compared to $1,902,001 in the nine months ended March 31, 2009. The increase in revenues of $7,515,275 or approximately 396%, was primarily related to the inclusion of revenues generated by the business units acquired in the Asia Distribution Solutions transaction, and revenue generated from sale of grapes in the Australian operations.

Cost of sales. Cost of revenue was $7,776,177 in the nine months ended March 31, 2010 compared to $1,484,767 in the nine months ended March 31, 2009, an increase of $6,291,410. As a percentage of revenue, cost of revenue was 83% in the nine months ended March 31, 2010 compared to 78% in the nine months ended March 31, 2009.  The increase in cost was primarily related to the following items: the inclusion of the business units acquired in the Asia Distribution Solutions transaction, and operating costs for the Jugiong vineyard in Australia.

Gross Profit (Loss). Gross profit was $1,641,099 in the nine months ended March 31, 2010 compared to $417,234 in the nine months ended March 31, 2009. As a percentage of revenues, gross profit was 17% in the nine months ended March 31, 2010 compared to 22% in the nine months ended March 31, 2009.  The decrease in gross profit as a percentage of revenues is primarily related to the following items: the business units acquired in the Asia Distribution Solutions transaction, which are currently selling predominantly lower margin local product, along with the sale of grapes in the Australian operations, which generates lower margins than sales of finished product.

Operating Expenses. Operating expenses were $2,892,839 in the nine months ended March 31, 2010 compared to $959,125 in the nine months ended March 31, 2009. This is an increase of $1,933,714 or approximately 202% from the 2009 period to the 2010 period. The acquisition of Asia Distribution Solutions added significant additional revenue with comparatively low additional Sales, General and Administrative costs.

As a percentage of revenues, operating expenses were approximately 31% in the nine months ended March 31, 2010 compared to approximately 50% in the nine months ended March 31, 2009.

Amortization for the nine months ended March 31, 2010 was $677,659 compared to $0 in the nine months ended March 31, 2009.

Other (Income) Expense. Other expense was $687,661 in the nine months ended March 31, 2010 compared to $416,335 in the nine months ended March 31, 2009. The increase in other expense of $271,326 was primarily due to the increase in interest expenses from $411,443 to $868,855 from loans.

Net Loss. Our net loss was $2,144,115 in the nine months ended March 31, 2010 compared to a net loss of $958,226 in the nine months ended March 31, 2009. This increase in loss was primarily attributable to an increase in income tax of $204,714, amortization of intangible assets of $677,659 and other expenses as described above.

Liquidity and Capital Resources

As of March 31, 2010, we had $401,147 of cash and cash equivalents and $(700,250) of working capital as of March 31, 2010.

During the nine months ended March 31, 2010 and 2009, net cash used in operating activities was $(1,793,578) and $(631,351), respectively. Net cash provided by investing activities totaled $125,681 for the nine months ended March 31, 2010, compared with $(20,287) for the same period ended March 31, 2009. Net cash provided by financing activities totaled $2,189,575 for the nine months ended March 31, 2010, compared to $1,308,524 for the same period ended March 31, 2009. The net change in our cash balance was $439,963 and $0 for the nine ended March 31, 2010 and 2009, respectively.

During our third fiscal quarter of 2010, we entered into three convertible notes payable for a total of $607,500. Please see Note 6 of Item 1 for further details of the terms of these notes.

Our lack of liquidity could result in an interruption of our business and has led our management to express doubt about our ability to continue as a going concern as listed in our auditor’s report on our financial statements for the year ended June 30, 2009.

The Company is currently authorized to issue 90,000,000 shares of Common Stock.  However, the Company has commitments to issue 152,680,585 shares of Common Stock.  This includes 3,816,000 shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock, 55,000,000 shares of Common Stock issued upon conversion of the Series B Convertible Preferred Stock.

On December 31, 2009, the Board of Directors approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of capital stock to 410,000,000 shares, of which 400,000,000 shares are Common Stock and 10,000,000 shares are Preferred Stock which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders.  On July 21, 2010, the holders of a majority of the Company's outstanding voting securities approved the Articles of Amendment which will become effective after the Company has given notice to the remaining shareholders of the Company that the amendment is being effectuated.

On August 26, 2010, the Company filed a Notice of Exempt Offering of Securities on Form D for a proposed offering of securities pursuant to Rule 506 of Regulation D. The securities referred to in the foregoing will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. The foregoing disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. This notice is being provided pursuant to and in accordance with Rule 135(c) under the Securities Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.   Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at March 31, 2010.

While we have designed a system of internal controls to supplement our existing controls, we have been unable to complete testing of these controls and accordingly lack the documented evidence that we believe is necessary to support an assessment that our internal control over financial reporting is effective.  Without such testing, we cannot conclude that there are any significant deficiencies or material weaknesses, nor can we appropriately remediate any such deficiencies that might have been detected.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL BEVERAGES, INC.

Date: August 30, 2010	By:	/s/ Ian Long
Ian Long, President

Date: August 30, 2010	By:	/s/ Lawrence Lichter
Lawrence Lichter, Chief Financial Officer